Form 10QSB
period 2006-09-30
Craft College Inc
filed 2006-12-14
CIK 1364544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-135661

CRAFT COLLEGE INC.

(Exact name of registrant as specified in its charter)

Utah	20-4475522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1950 Stemmons Freeway, Suite 5001, Dallas Texas,          75207

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code:    (866) 891-9672

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 5,750,000 outstanding as of December 1, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CRAFT COLLEGE INC.
(A Development Stage Company)
BALANCE SHEET

	September 30	December 31
	2006	2005

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 102,112	$ -
Accounts Receivable	1,123	1,125
Prepaid expenses	-	1,146
Inventory (Note 3)	4,834	2,394

	108,069	4,665
DVD PRODUCTION COST	7,695	8,215
INTELLECTUAL PROPERTY	2	2

TOTAL ASSETS	$ 115,766	$ 12,882

LIABILITIES

CURRENT LIABILITIES
Accrued liability	-	3,906
Advances from a related party	-	3,387
Accounts payable	8,192	7,303

Total Liabilities	8,192	14,596

Contingent Liability (Note 1)

STOCKHOLDER'S EQUITY (DEFICIENCY)
COMMON STOCK
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
5,750,000 shares (December 31, 2005: 0)	58	-
ADDITIONAL PAID-IN CAPITAL	112,671	-

DONATED CAPITAL	71,841	55,998

SURPLUS ACCUMULATED DURING THE DEVELOPMENT STAGE	(76,996)	(57,712)

TOTAL STOCKHOLDER'S EQUITY (DEFICIENCY)	107,574	(1,714)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 115,766	$ 12,882

The accompanying notes are an integral part of these balance sheets.

CRAFT COLLEGE INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Accumulated from
	Nine months	Nine months	Three months	Three months	December 6, 2004
	ended	ended	ended	ended	(Date of Inception)
	September 30	September 30	September 30	September 30	September 30
	2006	2005	2006	2005	2006

REVENUE	$ 5,477	$ 4,380	$ 1,372	$ 4,380	$ 12,626

COST OF GOODS SOLD	(1,921)	(1,003)	(464)	(1,003)	(4,636)

GROSS PROFIT	3,556	3,377	908	3,377	7,990

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting	442	-	442	-	442
Advertising	612	-	-	-	612
Audit	6,573	252	1,155	-	14,675
Bank charges and interest	114	151	70	121	292
Consulting	12,000	28,800	7,200	7,200	45,975
Loss (gain) on exchange	18	(505)	22	(509)	465
Legal fees	335	67	80	67	1,919
Office	377	917	-	460	2,160
Rent	1,929	5,541	187	1,655	10,876
Telephone and communication	440	2,621	85	920	7,144
Web site	-	48	-	-	426

	(22,840)	(37,892)	(9,241)	(9,914)	(84,986)

NET LOSS	$ (19,284)	$ (34,515)	$ (8,333)	$ (6,537)	$ (76,996)

BASIC AND DILUTED NET LOSS PER SHARE	($0.01)	$0.00	($0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	1,864,698	-	5,750,000	-

The accompanying notes form an integral part of these financial statements.

CRAFT COLLEGE INC.
(a development stage enterprise)

STATEMENT OF STOCKHOLDER'S EQUITY

(Unaudited)

For the period from inception of the development stage on December 6, 2004 to September 30, 2006

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity(Deficiency)

Balance on December 06, 2004	-	$ -	$ -	$ -	$ -	$ -

Contributed Capital	-	-	-	675	-	675

Net loss for the period	-	-	-	-	(5,212)	(5,212)

Balance on December 31, 2004	-	-	-	675	(5,212)	$ (4,537)

Contributed Capital	-	-	-	55,323	-	55,323

Net loss for the period	-	-	-	-	(52,500)	(52,500)

Balance on December 31, 2005	-	-	-	55,998	(57,712)	(1,714)

Issue of common stock for assets at
$0.017 per share on February 23, 2006	750,000	8	12,721	-	-	12,729

Issue of common stock for cash at
$0.02 per share on June 25, 2006	5,000,000	50	99,950	-	-	100,000

Contributed Capital	-	-	-	15,843	-	15,843

Net loss for the period	-	-	-	-	(19,284)	(19,284)

Balance on September 30, 2006	5,750,000	$ 58	$ 112,671	$ 71,841	$ (76,996)	$ 107,574

The accompanying notes are an integral part of these statements

CRAFT COLLEGE INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

(Unuadited)

			Accumulated from
	Nine months	Nine months	December 06, 2004
	ended	ended	(Date of Inception)
	September 30	September 30	September 30
	2006	2005	2006

OPERATING ACTIVITIES
Loss from operations	$ (19,284)	$ (34,582)	$ (76,996)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	12,000	28,800	45,975
Amortization of deferred DVD production costs	521	-	1,301
Contributions by Predecessor	16,571	8,607	33,494

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	889	3,874	8,192
Accrued liabilities	(3,906)	-	-
Prepaid expenses	1,146	-	-
Advances from a related party	(3,387)	-	-
Accounts receivable	2	(4,438)	(1,123)
Inventory	(2,440)	-	(4,834)

Cash Provided by operating activities	2,112	2,261	6,309

INVESTING ACTIVITIES
Payments for intellectual property	-	(2)	(2)
Production of DVDs	-	(2,260)	(4,195)

Net Cash Used In Investing Activities	-	(2,262)	(4,197)

FINANCING ACTIVITIES
Issuance of common stock for cash	100,000	-	100,000

Net Cash Provided By Financing Activities	100,000	-	100,000

Increase in Cash and Cash Equivalents	102,112	-	102,112

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	102,112	-	102,112

Non-Cash Financing Activities

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest expense	-	-	15
Taxes	-	-	-
Foreign exchange (gain) loss	18	(438)	465

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services and contributions	$ 15,843	$ 37,407	$ 71,841
Purchase of assets in exchange for 750,000 of the Company's common stock at a price of $0.017 per common share	$ 12,728	$ -	$ 12,728

The accompanying notes form an integral part of these financial statements.

CRAFT COLLEGE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

Organization and business

The accompanying unaudited interim financial statements of Craft College Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the United States of America Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at February 28, 2006.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Craft College Inc. (the Company) was incorporated on February 23, 2006 in the State of Utah. Effective February 23, 2006, the Company acquired the operations and assets related to the DVD business of American Media Systems Co. a Nevada corporation. In this transaction, American Media Systems assigned its intellectual property, inventory of DVDs, and two contracts relating to distribution of the DVDs in consideration of the issuance of 750,000 common shares, representing all the issued and outstanding shares of the Company. As a result of this transaction the Company became a wholly owned subsidiary of American Media Systems Co.

NOTE 2 - GOING CONCERN

The Company does not generate sufficient cash flow from operations to fund its activities and has therefore relied principally upon contributions from its Predecessor for financing. Management intends to rely upon the issuance of securities to finance its operations and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

CRAFT COLLEGE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 3 - INVENTORY

	September 30, 2006	December 31, 2005

	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	4,834	2,394

	4,834	2,394

Finished goods inventory as at September 30, 2006 consists of educational craft and hobby DVDs.

NOTE 4 - COMMON STOCK

During the period ended September 30, 2006, the Company issued 750,000 common shares to American Media Systems Co. in consideration for DVD inventory, deferred DVD production costs, and intellectual property with total values of $4,511, $8,215, and $2, respectively. The assets are recorded at the parent company's carrying value, determined under generally accepted accounting principles in the United States of America.

Effective May 30, 2006, the Company completed a 750,000 for one stock split. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock split.

On May 31, 2006, American Media Systems Co sold all of the shares of the Company. The share transaction represented a change of control of the Company.

There are no shares subject to warrants, options or other agreements as at September 30, 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS

On June 25, 2006 the Company issued 5,000,000 shares to the President of the Company at $0.02 per share for total consideration of $100,000.

The Company received donated consulting services and contributions from its Predecessor of $18,971 during the period ended September 30, 2006 (2005 - $37,407).

The Company received donated consulting services from one of its officers in the amount of $9,600 during the period ended September 30, 2006 (2005 - $nil).

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: the change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

Craft College Inc. is a Utah company incorporated on February 23, 2006 as a wholly owned subsidiary of American Media Systems Co. ("AMS"). AMS is our predecessor and the historical financial information in this 10-QSB includes AMS' DVD business. On May 31, 2006 AMS sold all its shares of Craft College Inc, representing all issued and outstanding shares in the company. As a consequence of this sale we became an independent company. We are a development stage company that writes, pre-produces, and markets instructional DVDs for the hobby and craft market.

Our registered office is located at 136 East South Temple, Suite 2100 Salt Lake City, UT 84111 and we maintain a corporate office at 1950 Stemmons Freeway, Suite 5001, Dallas Texas, 75207 and our operations office is at 7231-120th Street, Suite 208, Delta, British Columbia. Our telephone number is 1-866-891-9672 and our websites are www.craftcollege.com and www.go-fly-fishing.com.

Employees and Consultants

The Registrant has no employees. The company's CEO, Patricia Castillo is retained as a consultant.

Plan of Operations

We do not expect to purchase or sell significant equipment nor do we expect significant changes in the number of employees.

Our specific goal is to secure distribution of our product through retailers, through our web sites and other non-proprietary web sites and to complete the production of the Craft College line of DVDs. With the funds we currently have our priority of expenditures is to pay rent, legal, audit and transfer agent fees and those fees related to our Exchange Act reporting obligations. Second to secure additional agency agreements and distribution channels through retailers, third to market our product over the Internet, and forth to complete the Craft College series of DVDs. We intend to accomplish the foregoing through the following milestones:

Upon completion of our public offering, our specific goal is to develop and execute a comprehensive marketing plan to attract new clients. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We have 180 days to complete from the date the Securities and Exchange Commission declares our offering effective. We will continue our current operations until we have closed this offering. This will include the creation of a series of marketing tools in media format and strategies for their implementation. We intend to concentrate the bulk of our efforts on completing the offering during this period.

2. We will immediately begin our search for additional marketing consultants to assist in the development of our marketing strategy. Finding marketing consultants that meet our objectives will take approximately four to six weeks. We do not intend to hire employees. Our President and Chief Financial Officer will conduct the interview process and other administrative duties.

3. After we have hired new marketing consultants, we intend to develop a strategy for marketing our products to online shoppers, small and medium size retailers, big box outlets and B2B retail chains. The marketing strategy will encompass upgrading our web sites, writing and producing a media tool set for placement of advertisements, a direct mail campaign, and an online campaign in an effort to boost our business generation program. Developing the marketing strategy will take approximately four weeks and cost $150,000.

4. Continue to secure contracts with agents to market our products to retailers throughout the United States and Canada. We anticipate preparing additional marketing materials to help assist in this effort.

5. Complete production of the Card Making DVD title. The production process contains a series of documented steps to ensure a consistent quality and familiarity between each DVD. These steps include, but are not limited to research, talent scouting, storyboarding, scripting, shooting, editing, graphics, voice over and color timing. The final DVD then goes through a testing protocol before a copy is produced. The production process is comprised of several key procedures that ensure consistency.

6. As soon as the marketing strategy is completed we will upgrade our websites to integrate the design from the marketing consultants. It will take three weeks to upgrade the web site and link it with our sales software and cost approximately $25,000.

7. As soon as the web site is completed, which will be approximately 70 days from the completion of the offering, we will begin to market our services and website in the United States and in Canada through traditional sources such as trade magazines, flyers/mailers, and online advertising and search term purchases through search engines Google and Overture.

8. We will utilize inbound links that connect directly to our website from external sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. The exact allocation between direct mail, advertising, and our online efforts will be determined in conjunction with the marketing consultant, however with the minimum raised we anticipate sending approximately 5,000 fliers at a cost of $0.70/piece, place approximately 8 advertisements to run in various financial publications for 10 alternating days, and purchase approximately 8,500 click throughs to our web site on Google and Overture at $0.20 per click through. With the maximum raised the number of fliers, advertising runs, and click troughs will increase, however we anticipate testing the effectiveness of the various campaign segments and allocating funds to those segments that garner the greatest return on our investment. We expect to begin realizing results from our marketing campaign within 30-60 days from its commencement. It takes approximately 10 days to print direct mail marketing materials, 7 days to process the materials and approximately 7 days for United States postal service to deliver the mail to the target audience. For trade magazines timing is dependent on when and how often the publication is distributed. We anticipate commencing this advertising campaign within the 25-35 day time frame to coincide with our direct mail campaign. Online advertising reduces the time between placement and receipt of advertising and we expect to time our online advertising to coincide with the offline campaign.

9. Once the marketing has commenced and we have begun to attract additional clients, we intend to hire 1 or 2 part-time salesperson(s) to call and follow up on leads generated through our direct mail and online campaigns. No funds contemplated in this offering will be allocated to the hiring of these people. Their hiring is conditional on achieving sufficient cash flow to pay their wages.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the nine months ending September 30, 2006 we realized sales of $5,477 (2005 - $ 4,380) and gross margin of $3,556 (2005 - $3,377). Our revenues are generated from the sale of instructional DVDs.

During the nine months ending September 30, 2006, we incurred a loss from operations of $19,284 (2005 - loss of $34,515). The major components to expenses faced by the company during the nine months were consulting fees of $12,000 (2005 - $28,800), audit fees of $6,573 (2005 - $ 252), and rent of $1,929 (2005 - $5,541). The balance of our expenses during the nine months have been advertising of $612 (2005 - $0), accounting of $442 (2005 - $0), telephone and communication of $440 (2005 - $ 2,621), general office expenses of $377 (2005 - $917) legal fees of $335 (2005 - $ 67), bank and interest charges of $114 (2005 - $ 151), and loss on foreign exchange of $18 (2005 - gain of $505).

As of September 30, 2006 the Company has current assets of $108,069 compared to $4,665 at December 31, 2005. The Company further has current liabilities of $8,192 compared to $14,596 at December 31, 2005. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

Our future growth and success will be dependent on our ability to develop and produce products that are entertaining and educational and that we are able to secure distribution channels through various retail chains. If we cannot succeed in developing distribution channels and generate sales then our prospects for growth are substantially undermined. Without additional capitalization our capacity to survive as a going concern, much less achieve growth, is doubtful.

We are committed to pay Brand Specialists and Memories Complete performance fees of 5% of our net merchandise sales generated by the agents' designated retailers. We may terminate the contract giving 60 days notice. Brand and Memories are entitled to continue receiving the 5% performance fee for one year after termination of the contract and for all future sales of products in which Brand or Memories actively participated in placing the merchandise with a retailer.

We only have one business segment, the sale of instructional DVDs, accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

There has been no recent accounting pronouncement since the filing of the Company's Form SB-2, filed on October 10, 2006.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25th, 2006 we completed an offering for of 5,000,000 shares of our common stock at a price of $0.02 per share to our president. We completed the offerings pursuant to Regulation S of the Securities Act. The executive officer represented to us that she was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. She represented her intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued in accordance with Regulation S and the transfer agent affixed the appropriate legends. The executive officer had adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive and Financial Officer)

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Craft College Inc. (Registrant)

Dated: December 12, 2006	BY:	/s/ PATRICIA CASTILLO Patricia Castillo Principal Executive Officer and Principal Financial Officer