Form 10KSB
period 2006-12-31
Craft College Inc
filed 2007-03-30
CIK 1364544

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR
☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File #333-135661

CRAFT COLLEGE INC.
(Name of Small Business Issuer in its charter)

Utah	20-4475522
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1950 Stemmons Freeway, Suite 5001,
Dallas Texas, 75207
(Address of Principal Executive Offices including Zip Code)

1-(866) 891-9672
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The issuer's revenues for its most recent fiscal year: $6,366.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of March 15, 2007 is: $N/A

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006 and
March 15, 2007: 5,750,000 Shares Common Stock. $0.00001 par value per share.

Transitional Small Business Disclosure Format: ☐ YES ☒ NO

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although Craft College believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

Craft College's ability to implement successfully its operating strategy as described in its business plan;

Future financial performance as estimated in Craft College's financial projections;

Craft College's forecasts of market demand; and,

Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. Craft College will not update or revise any forward-looking statements.

Certain factors that could cause Craft College's forward-looking statements not to be correct and cause Craft College' actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Craft College Inc., is a Utah company incorporated on February 23, 2006, as a wholly owned subsidiary of American Media Systems Co. (AMS). Our registered office is located at 136 East South Temple, Suite 2100 Salt Lake City, UT 84111, our corporate head office is located at 1950 Stemmons Freeway, Suite 5001, Dallas Texas, 75207, and our operations office is at 7231-120th Street Suite 208, Delta, British Columbia. Our telephone and fax numbers are 1-(866) 891-9672 and 1-(831) 851-9672, respectively and our corporate websites are www.craftcollege.com and www.go-flyfishing.com.

The business of Craft College was initially operated with limited success by our predecessor, American Media Systems Co. for eighteen months. All assets related to our operations were transferred to us by our predecessor in exchange for 100% of our common shares. These assets included two series of instructional DVDs, all inventories of finished DVDs, agency agreements with Brand Specialists and Memories Complete, and web sites associated with the two series. This transfer of assets was effected on February 23, 2006, the date of our incorporation.

During 2005 our predecessor established initial retail distribution channels for our products and online distribution channels through our web sites and other 3rd party sites like eBay.com. They held meetings with several national retailers including Michaels Store, Wal-Mart, Sams Club and ACMoore, however none of these meetings resulted in sales or distribution of our DVDs through any of these retailers. On May 31, 2006, American Media Systems Co. sold 100% of our shares. As a result of the sale Craft College Inc is now operating as an independent corporation.

On May 30, 2006 we affected a stock split of our common stock on a 750,000 for 1 basis by way of stock dividend.

On June 25, 2006 we completed a private placement of 5 million shares at $0.02 per share to Patricia Castillo, our President. Our authorized capital is 50,000,000 common shares of which 5,750,000 common shares are issued and outstanding as of December 31, 2006.

On July 10, 2006 we filed an SB-2 registration statement with the Securities and Exchange Commission to register between 1,000,000 and 3,000,000 shares for sale at $0.25 per share. The registration statement was declared effective by the Securities and Exchange Commission on November 2nd, 2006.

(b) Business of the Issuer

Our auditors have issued a going concern opinion suggesting there is a real possibility that we will not be able to maintain our operations. Since inception we have generated limited revenues and have achieved losses. We are dependent on the sale of our securities to fund operations.

Business of Issuer

We write, pre-produce and market instructional video in DVD format for the craft and hobby market. We currently have two series, Craft College and Mentor Media. Craft College is a 5-subject series devoted to the craft market. The DVD instructs users on the tips and techniques associated with each respective craft. The series includes candle making, beading, card making, knitting and scrapbooking across three levels of expertise; beginner, intermediate, and advanced. We have completed three subjects, knitting, scrapbooking, and card making totaling nine DVD titles.

The production of each DVD is a three stage process, pre-production, production and post production. In pre-production, the DVD is designed, planned, and storyboarded. Production entails the actual shooting of the DVD, while post production entails editing, adding sound, the introduction, screen navigation and subtitles, and creation of the final master copy. Pre-production is completed by our management, while production and post-production is completed by third party consultants.

Each craft DVD show the viewers the various tips and techniques required to successfully complete the featured craft projects. Each series feature varying levels of complexity from beginners to intermediate to advanced, each providing new techniques to complete increasingly sophisticated craft projects.

Mentor Media is a six title DVD series on fly-fishing and fly tying techniques for still water and stream fly-fishing. Each DVD is a step by step "how-to" guide that shows viewers how to tie a variety of flies from fly fisherman and describes which flies to use depending on weather, location and feeding habits of local fisheries. The DVDs also include video shots of the insects so viewers can learn behavioral patterns and insect anatomy in order to better perfect both fly tying and fly fishing. The series is distributed through a limited number of retailers and through the Internet at our website www.go-flyfishing.com.

The DVDs are currently being marketed through a number of retailers and through our websites. Both the go-flyfishing.com and craftcollege.com websites give customers an opportunity to purchase the DVDs directly from the site. Our online marketing campaign is intended to increase traffic on our site but is not intended to enhance our sales through other retail sales channels.

Our instructional DVDs are not unique in comparison to competitors' products and we do not have any intention of filing or securing any intellectual property protection for the contents of the DVDs.

Marketing Plan

We are marketing our products online and utilize inbound links that connect directly to our website from external sites. Potential customers can simply click on these links and connect to our website from search engines such as Google and Overture and community and affinity sites. In addition to selling the product directly from our web site we are distributing through the Internet site Ebay.com and will commence marketing through Amazon.com.

We will continue to build upon our existing Internet and initial retail distribution channels over the next six (6) to twelve (12) months. This will include the production of additional marketing materials, including PowerPoint presentations and other similar media materials. Additionally and as part of our distribution and marketing campaign, we will market and sell our products online and through established retailers.

Our marketing plan calls for the utilization of agents to secure distribution through multi-store chains and mass merchandisers such as Wal-Mart and Michaels. We have agreements with Brand Specialists and Memories Complete and are in discussions with additional agents and retailers to secure distribution in the U.S. and Canada.

For the numerous small specialty stores we will seek to penetrate this market through the use of business-to-business members only warehouses such as Sams Club and Costco. Business-to-business stores are retailers whose customers are primarily buying products for resale to other consumers.

We have not made any announcements regarding upcoming releases of new DVDs.

Industry

We operate within the hobby and craft industry. The crafting sector is set to benefit from favorable demographics, particularly a more affluent baby boomer population, continued strength in investments in the home and purchases of new homes and an increasing focus on home-based, family activities. According to the executive summary of the most recent industry survey published by the Hobby Industry Association in 2002 the size of the craft market at that time was estimated in excess of $29 billion.

Based on the most recent national survey of fishing and hunting published by the U.S. Fish and Wildlife Services and the American Sportsfishing Association in 2001 there were 44 million people in America who practice sportsfishing with total retail sales of sportsfishing and related products estimated to be in excess of $41 billion. It is nearly impossible to characterize sportsfishermen, also known as anglers, as a group because sportsfishing is practiced by such a large and diverse number of Americans and the following information must be viewed with caution.

The average angler is between 42 and 46 years old. Anglers in the northern plain states tend to be older than participants from other regions.

Anglers come from diverse racial and ethnic backgrounds. Although the majority of anglers are white, the percentage of non-white participants varies depending on the region and type of water being fished. One third of all anglers are women. Roughly 70% of anglers are married.

The reports from the Hobby Industry Association, U.S. Fish and Wildlife Services and the American Sportsfishing Association are from 2001 and 2002. Significant changes might have occurred since their publication. Readers are cautioned about drawing conclusions on the current size of the markets based on these reports.

The market in which we intend to sell our products is highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers along with a few regional chains. There are however several major chains including Wal-Mart, Michaels, Hobby Lobby, The Sports Authority, and Bass Pro Shops that make up a majority of the market share. Michaels is the biggest specialty craft store with approximately 10% of the market. Bass Pro Shops is the nation's leading outdoor sports retailer with 25 Outdoor World stores throughout the east and south-east of the US and Canada. There are many different types of retailers in the hobby industry with the following categories making up the industry:

Multi-store chains. This category includes several multi-store chains each operating more than 25 stores and comprises: Michaels Stores Inc., which operates approximately 1,000 stores across the U.S. and Canada, Hobby Lobby, which operates approximately 320 stores in 27 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 80 stores in the mid-Atlantic and Northeast regions; Jo-Ann superstores (operated by Jo-Ann Stores, Inc.), which operates approximately 89 stores across the country; Garden Ridge Corporation, which operates approximately 36 stores in 13 states, primarily in the Midwestern and Southern United States; The Sports Authority which operates 384 stores in 45 states; and Bass Pro Shop which operates approximately 25 stores primarily east of the Mississippi.

Small, local specialty retailers. This category includes thousands of local "Mom & Pop" retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community.

Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc. Kmart, and Walgreen's and other mass merchandisers. These retailers typically dedicate a small portion of their selling space to a limited selection of hobby supplies, seasonal merchandise, and outdoor recreation merchandise.

Competition

Our products are not unique and our competition is made up of companies from several industries including, book publishing, media, and a large number of smaller companies and individuals. The overwhelming majority of our competitors are larger than us and have a longer history of operations and greater financial resources.

The book publishing industry, which currently accounts for the majority of the educational material sold in hobby and craft stores dominate the industry. We believe that it is the natural progression of this industry to venture into digital formats like DVD, for dissemination of their educational material. These companies have a level of expertise both in education and specific hobbies that has been accumulated over years of operations. These companies have also established relationships with specialty retailers and with many consumers as the trusted source for educational material.

Media companies produce DVDs to target an already captive audience of purchasers of their trade magazines. Many of these companies specialize in niche areas within the hobby and craft industry and as these players move into the DVD market it will be difficult for us to compete. One example is Primedia, specializes in scrapbooking and card making. Primedia has a series of four instructional DVDs marketed under the name Simple Starters. We also face competition from a large number of individual sport fishermen and small companies that make and sell their own instructional fly-fishing DVDs. A search on Google for the term "fly tying DVD" brought up 738,000 hits giving an indication of the number of people and companies selling products on the Internet. The majority of the DVDs for this segment retail for approximately $25.00 with prices ranging from approximately $19 to $35. It will be difficult for us to differentiate our product from the other products and suppliers in this market place.

Raw Materials and Suppliers

We have multiple foreign and domestic sources of supply for substantially all of our material requirements. The raw materials and various purchased components required for our products have generally been available in sufficient quantities.

Customers

Our sales have been realized through a limited number of retailers with approximately 87% from only four retailers. Our business will suffer if we loose any of our customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Although the Company believes that its operations do not infringe on any trademark or copyright or other proprietary rights of third parties, there can be no assurance that those parties will not assert that our business procedures infringe their proprietary rights. We have no assurance that third parties will not obtain, or do not have, patents covering features of our operations, in which event we or our customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, we may be required to alter certain products or stop marketing them.

Development Activities

Information regarding the Company's development activities is included in Footnote 1 to the Financial Statements and is incorporated by reference herein.

Impact of Environmental Laws

We are not aware of any federal, state, or local environmental laws that would effect our operations.

Employees

We presently have no full-time employees. Our officer, directors, and consultants are currently not represented by a collective bargaining agreement.

Transfer Agent and Registrar

As of the date of this report we do not have a transfer agent. We anticipate engaging a transfer agent upon completion of the financing pursuant to our SB-2 registration statement.

Risk Factors

Our common shares must be considered a speculative investment. Readers should carefully consider the risks described below before deciding whether to invest in shares of our common stock. If we do not successfully address the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

An investment in our securities involves a high degree of risk. Before deciding whether to invest, you should read and consider carefully the following risk factors.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the period ended December 31, 2006 and 2005 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our predecessor marketed our instructional DVDs unsuccessfully for 18 months. We have a limited history of operations and unless we are able to successfully establish distribution channels, our business and operating results will suffer resulting in the complete failure of our business. We have only recently begun the activities described herein and there is no certainty that we will be successful in developing distribution channels for our DVDs. To date, we have limited sales and even if revenues meet levels we anticipate, we could sustain losses, and our business and the price of our common stock may be harmed. See notes accompanying financial statements for information on our history of losses and anticipation of continued losses.

To date we have generated limited revenues from operations and we will have additional capital requirements to continue our operations but they might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be impaired. As of December 31, 2006 we had working capital of $80,655 As a result, it will be difficult to expand our operations and unless we are able to do so we will be dependent upon future financings to sustain and grow our business. If we are unable to generate sufficient revenues to cover operating expenses or raise additional funds, we will unlikely establish or maintain our business operations. We currently have no other plans or arrangements to raise capital for our business.

The enclosed financial statements might not be a true reflection of the results we would have achieved as a stand-alone company. This may result in materially different results in the future than indicated by these financial statements. Management made assumptions and allocation of expenses when preparing the historical financial statements. Had we operated as an independent company since inception of American Media Systems Co., our predecessor, it is likely that expenses and losses would have been greater than those presented in the financial statements. This may compromise our forecast on the cost to run the business resulting in need for additional financing.

Our management has no experience in selling instructional DVDs. This lack of experience may result in sales significantly different from those projected. Our management has made projections and estimates based on their understanding of the business. They have no experience in selling instructional DVDs and their lack of experience may lead to substantially lower revenues than projected.

The quality of our DVD is vital to the success of our company. Our management does not have experience in production of instructional DVDs and will outsource production to third party consultants. Our management will rely on third party consultants for the production of future DVDs. Loss of their services would adversely affect our business and our ability to maintain our operations. We have not entered into any employment or non-competition agreements with these individuals and do not plan to in the future. Our success will depend on our ability to attract and retain qualified personnel. If we cannot attract and retain the necessary individuals our operating results will suffer. Relying on consultants may lead to greater variance in quality, longer time to completion, or higher costs of production. Any of these factors may result in lower sales and lead to the failure of our business.

Our officer spends only a portion of her time on our business. Ms. Castillo devotes approximately 50% of her time to the business of the company. She also has business interests and may establish future business interests that are similar to ours but do not involve us. A conflict of interest may arise between the best interests of our company and her best interest. In such a situation where a conflict of interest exists any decision by Ms. Castillo, which furthers the best interests of her other business interests, may be harmful to our business.

If we lose the services of our President and director, Patricia Castillo or our Director, Dario Passadore we will be left without management. Ms. Castillo and Mr. Passadore have experience in product marketing and in particular retail marketing through major retailers. The loss of either of their services and knowledge of marketing will likely result in the failure of our business.

Neither Mr. Passadore nor Ms. Castillo has experience in financial accounting. They have no prior public company experience and they have limited experience in financial accounting. They will have to devote considerable time to the preparation of Exchange Act reporting documents and their lack of experience may result in errors. There can be no assurance that errors made will not reduce the value of your investment.

Costs associated with our business are not fixed and might increase, creating uncertainty about our ability to meet our plan of operations. Other than our agreement with Brand Specialists and Memories Complete we have not established contracts with our consultants or other third party suppliers we rely on to complete and sell the DVDs. The lack of contracts could result in an increase in what we pay these individuals for their services. An increase in the production costs will reduce our margins and might make the production of our DVDs uneconomical leading to the failure of our business.

We are in development stage and have conducted limited market research on the viability of our products. There is no guarantee that we will be able to sell enough of our products to generate a profit and failure to become profitable will result in the failure of our business. The market for our products is limited in scope and there is no assurance that our products will generate market acceptance and result in sales. We have developed the products after limited market research and there is no assurance that we will be able to respond to the rapidly evolving market associated with retail sales. The inability to sell our products will result in the failure of our business.

Our products may infringe on other patented, trademarked or copyrighted products. Litigation arising out of infringement or other commercial disputes could cause us to incur expenses and impair our competitive advantage. We cannot be certain that our instructional DVDs do not, or will not, infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties. In addition, since we rely on third parties to help us develop and support our products, we cannot ensure that litigation will not arise from disputes involving these third parties. We may incur substantial expenses in defending against prospective claims, regardless of their merit. Successful claims against us may result in substantial monetary liability, significantly impact our results of operations in one or more quarters or materially disrupt the conduct of our business.

We do not carry product liability insurance and any claims arising out of the use of our products may result in judgments that we will be unable to satisfy. We have not purchased product liability insurance for our DVDs and do not intend to in the future. Any personal injury resulting from the use of our DVDs may result in litigation and subsequent monetary judgments against the company that we may not be able to satisfy.

Our success depends on our ability to develop, maintain and increase our sales distribution channels. The inability to establish additional retail distribution channels and increase sales through existing channels, may severely limit our growth prospects. Our business success is completely dependent on our ability to develop, maintain and expand our retail distribution channels. Revenues derived there from represent vital funds for our continued operations. The loss or damage of any of our business relationships and or revenues derived there from may result in the inability to market and produce our DVDs.

We are relying on third party agents to assist us in establishing distribution channels for our DVDs. Our agreements with Brand Specialists and Memories Complete are the only contracts we have with third party agents. These relationships have not led to any additional distribution agreements or sales. To date our third party agents, Brand Specialists and Memories Complete, have been unsuccessful in securing a distribution channel for our products. We will seek to enter into additional relationships with other agents however, there can be no assurance that we will be successful or that our current agents will be successful in establishing sales distribution channels. If we are unable to secure sales, enter into additional agent agreements or our current agents decide to cease representing us our business will suffer.

We face intense competition in the market from larger more established companies that offer a wider array of products. These competitors will make it difficult for us to offer competing products and grow our business. Companies that are larger, better funded, and have longer operating histories dominate our industry. These companies may develop superior products and services that achieve greater market acceptance than ours. They also have established relationships with retailers that may make it difficult to place and sell our products. Our limited experience, resources, and relationships will make it difficult for us to develop products that can compete with any superior product. It will also limit our ability to establish distribution channels for our products and create the sales and revenue needed to grow our business.

Our shares are not currently traded on any stock market and there is no assurance that shares distributed pursuant to this prospectus can be resold and if resold at a price that reflects our earnings, book value, or any other recognized criteria of value. At the present time there is no public market for our Common shares and we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. After the distribution, we will endeavor to have our shares listed for trading on the Bulletin Board operated by the National Association of Securities Dealers but we cannot give any assurance that we will be successful in our endeavor and it is possible that our shares will never trade.

There are legal restrictions on the resale of our common shares, including Penny Stock Regulations under the U.S. Federal Securities Laws. These restrictions may adversely affect the ability of investors to resell their shares. Our Articles do not restrict the sale or transfer of our securities however such sale or transfer must be made in full compliance with applicable state and federal securities laws. Our securities are subject to the penny stock rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ system. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers willing to engage in the trading of our shares. This results in reduced liquidity and an increase in the spread between the bid and ask price. Investors should be aware that the level of trading activity on the secondary market can be very illiquid and investors may find it expensive and difficult to sell their shares.

Our President owns 87% of the shares in the company, allowing her to control the company's future direction. If we sell 1,000,000 shares and raise $250,000, the minimum under our prospectus our President will control all matters subject to stockholder's vote. If we sell 3,000,000 shares and raise $750,000, the maximum under this prospectus she is in a position to influence all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

(c) Reports to security holders

This 10KSB is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's registered offices are located at 136 East South Temple, Suite 2100 Salt Lake City, UT 84111. We currently maintain a corporate head office at 1950 Stemmons Freeway, Suite 5001, Dallas Texas, 75207, and our operations office is at 7231-120th Street, Suite 208, Delta, British Columbia.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our common stock is not quoted on any exchange and there is no public trading market.

At March 15, 2007, there were 5,750,000 common shares issued and outstanding.

(b) Holders

At March 15, 2007, there were 4 holder of record.

(c) Dividends

We have not declared any cash dividends nor are any intended to be declared. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for development of distribution channels for our instructional DVDs.

(d) Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans approved by security holders	0	0	0

Total	0	0	0

Recent sales of Unregistered Securities and Use of Proceeds

Since inception, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended.

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

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker"s or dealer"s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that is subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Our securities consist of common stock with a par value of $0.00001 per share. Our authorized capital is 50,000,000 common shares of which 5,750,000 common shares are issued and outstanding as of March 15, 2007. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 87% of the outstanding shares of the company's common stock and is in a position to control all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 44,250,000 common stock shares are authorized but unissued as of March 15, 2007. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Craft College by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Craft College.

Preferred Stock

Our articles of incorporation do not authorize any shares of preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Use of Proceeds from Registered Securities

The Company's SB-2 registration statement, file number 333-135661 was declared effective by the Securities and Exchange Commission on November 2, 2006. The offering has commenced, however as of the date of this report, the Company has not reached the minimum requirement and no shares have been issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

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

Our specific goal is to secure distribution of our product through retailers, through our web sites and other non-proprietary web sites and to complete the production of the Craft College line of DVDs. With the funds we currently have our priority of expenditures is to pay rent, legal, audit and transfer agent fees and those fees related to our Exchange Act reporting obligations. Second to secure additional agency agreements and distribution channels through retailers, third to market our product over the Internet, and forth to complete the Craft College series of DVDs. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We have 180 days to complete from November 2nd, 2006, the date the Securities and Exchange Commission declares our offering effective. We will continue our current operations until we have closed this offering. This will include the creation of a series of marketing tools in media format and strategies for their implementation. We intend to concentrate the bulk of our efforts on completing the offering during this period.

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

5. Complete production of the remaining Craft College DVD titles. The production process contains a series of documented steps to ensure a consistent quality and familiarity between each DVD. These steps include, but are not limited to research, talent scouting, storyboarding, scripting, shooting, editing, graphics, voice over and color timing. The final DVD then goes through a testing protocol before a copy is produced. The production process is comprised of several key procedures that ensure consistency.

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

(b) Results of Operations

For the year ended December 31, 2006 the Company realized revenues of $6,366 (2005 - $ 7,149), a gross profit of $4,071 (2005 - $4,434), and operating losses of $45,807 compared to a losses of $52,500 for the previous year. The major components to expenses faced by the Company for the period was audit of $ 24,881 (2005 - $4,502) consulting of $19,200 (2005 - $33,600), rent of $2,192 (2005 - $8,947), and accounting of $1,106 (2005 - $nil). The balance of expenses were advertising of $612 (2005 - $nil), Telephone and communication of $470 (2005 - $6,704), office of $377 (2005 - $1,783), web site of $350 (2005 - $48), legal fees of $335 (2005 - $725), bank charges and interest of $185 (2005 - $178), and loss on exchange of $170 (2005 - $447). As of December 31, 2006 the Company had $101,529 in cash as compared to $Nil at December 31, 2005. Total assets at December 31, 2006 were $114,709 (2005 - $12,882). Total liabilities as of December 31, 2006 were $26,458 (2005 - $14,596) and there was no long term debt at either year end.

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

No engineering, management or similar report has been prepared or provided for external use in connection with the offer of our securities to the public.

Liquidity and Capital Resources

During the year months ended December 31, 2006 we secured $100,000 in capital through the issuing of 5,000,000 common stock to our current President.

At December 31, 2006 our current assets totaled $107,113. These assets consisted of $101,529 in cash, $856 in accounts receivable, and $4,728 in inventory. Our current liabilities at year end were $26,458. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe that if we are able to raise the minimum amount pursuant to our SB-2 registration statement we will have sufficient cash to carry out our normal operations for the next twelve months. To the extent that we may require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(c) Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

CRAFT COLLEGE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006 and 2005

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Craft College, Inc.

We have audited the accompanying balance sheet of Craft College, Inc. (A Development Stage Company) as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006 and for the period from December 6, 2004 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has incurred operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada	"K R. Margetson Ltd."
March 19, 2007	Chartered Accountant

Po Box 45, 5588 Inlet Avenue	Telephone: 604-885-2810
Sechelt, BC V0N 3A0	Facsimile: 604-885-2834
Canada	E-MAIL: keith@krmargetson.com

Vellmer & Chang
Chartered Accountants *

505 - 815 Hornby Street
Vancouver, B.C., V6Z 2E6
Tel: 604-687-3776
Fax: 604-687-3778
E-mail: info @ vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Craft College Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Craft College Inc. as at December 31, 2005 and the related statements of operations, stockholder's equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Craft College Inc. as at December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has had continuing losses from its inception. It will likely require new financing, either through issuing debt or equity, until self-sufficient business operations have been established. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Vellmer & Chang"
September 19, 2006	Chartered Accountants

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	December 31	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 101,529	$ -
Accounts Receivable	856	1,125
Prepaid expenses	-	1,146
Inventory (Note 3)	4,728	2,394

	107,113	4,665
DVD PRODUCTION COST (Note 6)	7,594	8,215
INTELLECTUAL PROPERTY (Note 5)	-	2

TOTAL ASSETS	$ 114,707	$ 12,882

LIABILITIES

CURRENT LIABILITIES
Accounts payable	20,458	7,303
Accrued liabilities	6,000	3,906
Advances from a related party (Note 4)	-	3,387

Total Liabilities	26,458	14,596

STOCKHOLDER'S EQUITY (DEFICIT)
COMMON STOCK
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
5,750,000 shares (December 31, 2005: Nil)	58	-
Additional Paid-in Capital	191,712	55,998
Deficit Accumulated During the Development Stage	(103,521)	(57,712)

Total Stockholder's Equity	88,249	(1,714)

Total Liabilities and Stockholder's Equity	$ 114,707	$ 12,882

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			Accumulated from
			December 6, 2004
	Year ended	Year ended	(Date of Inception)
	December 31	December 31	December 31
	2006	2005	2006

REVENUE	$ 6,366	$ 7,149	$ 13,515

COST OF GOODS SOLD	(2,295)	(2,715)	(5,010)

GROSS PROFIT	4,071	4,434	8,505

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	612	-	612
Audit	24,881	4,502	32,983
Accounting	1,106	-	1,106
Bank charges and interest	185	178	363
Consulting	19,200	33,600	53,174
Loss (gain) on exchange	170	447	617
Impairment of technology	2	-	2
Legal fees	335	725	1,919
Office	377	1,783	2,161
Rent	2,192	8,947	11,139
Telephone and communication	470	6,704	7,174
Web site	350	48	776

	(49,880)	(56,934)	(112,026)

NET LOSS FOR THE YEAR	$ (45,809)	$ (52,500)	$ (103,521)

Basic and diluted net loss per share	($0.01)	$0.00

Weighted average shares outstanding	3,257,534	-

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY

For the period from inception on December 6, 2004 to December 31, 2006

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity(Deficiency)

Balance on December 06, 2004		$ -	$ -	$ -	$ -	$ -

Contributed Capital	-	-	-	675	-	675

Net loss for the period	-	-	-	-	(5,212)	(5,212)

Balance on December 31, 2004	-	-	-	675	(5,212)	$ (4,537)

Contributed Capital	-	-	-	55,323	-	55,323

Net loss for the period	-	-	-	-	(52,500)	(52,500)

Balance on December 31, 2005	-	-	-	55,998	(57,712)	$ (1,714)

Contributed Capital	-	-	-	23,043	-	23,043

Issue of 750,000 common shares for
assets at $0.017 per share on
February 23, 2006	750,000	8	12,721	-	-	12,729

Issue of 5,000,000 common shares for
cash at $0.02 per share on June 25, 2006	5,000,000	50	99,950	-	-	100,000

Net loss for the period	-	-	-	-	(45,809)	(45,809)

Balance on December 31, 2006	5,750,000	58	112,671	79,041	(103,521)	$ 88,249

On May 30, 2006, the Company affected a stock split of 750,000 to 1. These financial statements give retroactive affect to that split

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Accumulated from
			December 06, 2004
	Year ended	Year ended	(Date of Inception)
	December 31	December 31	to December 31
	2006	2005	2006

OPERATING ACTIVITIES
Loss from operations	$ (45,809)	$ (52,500)	$ (103,521)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	19,200	33,600	53,175
Amortization of deferred DVD production costs	621	780	1,401
Contributions by American Media Systems Co.	16,571	16,923	33,494
Impairment of technology	2	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	13,156	7,303	20,459
Accrued liabilities	2,094	306	6,000
Advances from a related party	(3,387)	2,450	-
Prepaid expenses	1,146	(1,146)	-
Accounts receivable	269	(1,125)	(856)
Inventory	(2,334)	(2,394)	(4,728)

Cash Provided by operating activities	1,529	4,197	5,726

FINANCING ACTIVITIES
Issuance of common stock for cash	100,000	-	100,000

Net Cash Provided By Financing Activities	100,000	-	100,000

INVESTING ACTIVITIES
Payments for intellectual property	-	(2)	(2)
Production of DVDs	-	(4,195)	(4,195)

		-	-
Net Cash Used In Investing Activities	-	(4,197)	(4,197)

Increase in Cash and Cash Equivalents	101,529	-	101,529

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	101,529	-	101,529

Non-Cash Financing Activities

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	8	8
Taxes	-	-	-
Foreign exchange loss	170	447	617

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ 23,043	$ 55,323	$ 79,041

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ 12,728	$ -	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

Organization and business

Craft College, Inc. (the "Company") was incorporated on February 23, 2006 in the State of Utah. Effective February 23, 2006, the Company acquired the operations and assets related to the craft and hobby instructional DVD business segment of American Media Systems Co., a Nevada corporation. In this transaction, American Media Systems Co. sold its intellectual property, inventory of DVDs, and two contracts relating to this business in consideration of the issuance of 750,000 common shares, representing all the issued and outstanding shares of the Company. As a result of this transaction, the Company became a wholly owned subsidiary of American Media Systems Co. American Media Systems Co. is considered the "Predecessor" of the Company. On May 31, 2006 American Media Systems Co. sold its ownership of the Company and ceased any formal relationship.

The financial statements of Craft College Inc. include the administrative cost of the business operations of its Predecessor from its inception on December 6, 2004 to the legal formation of Craft College Inc. on February 23, 2006 to the extend that the operations related to the craft and hobby instructional DVD segment (the "Craft College" segment) of the Predecessor. These operations are considered a contribution by the Predecessor to the Company's current operations and have been recognized as donated capital.

American Media Systems Co.'s initial business was the Craft College business. From April of 2005 American Media Systems Co. started providing aerial cinematography and production work as a second business segment. Since that date the Predecessor's management allocated its time and the Predecessor's resources equally between the two business segments. Based on this, all of American Media Systems Co.'s general and administrative expenses prior to April of 2005 have been recognized by the Company and starting April of 2005 until February 23, 2006, 50% of the Predecessors general and administrative expenses were recognized by the Company. During that period, the Predecessor's accounts receivable have been recognized when the sale that generated the accounts receivable was related to the Craft College business segment; its accounts payable have been recognized on the same terms as the corresponding general and administrative expenses. Depreciation expenses are recognized by Craft College when the underlying assets have been acquired from its Predecessor. All direct general and administrative expenses of the Predecessor that do not relate directly to Craft College Inc. have not been included in these financial statements. Those assets that Craft College purchased from its Predecessor are fully recognized in these financial statements (see Note 7).

Had the Company been a stand alone company since the inception of American Media Systems Co. the Company's general and administrative expenses might have been materially higher than those represented in these financial statements.

Development stage activities

The Company is presently in the development stage with no significant revenues from operations. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities reported pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS (Continued)

Going concern

The Company does not generate sufficient cash flow from operations to fund its activities and has therefore relied principally upon contributions from its predecessor and major shareholder for financing. Management intends to rely upon the issuance of securities to finance its operations and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year End

The Company has elected a December 31st fiscal year end.

(b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2006 the Company has cash and cash equivalents in the amount of $101,529 (2005 - $Nil).

(c) Inventory

Raw materials and supplies and work in progress are valued at the lower of cost or market, the cost being determined using the first in, first out method. Work in progress includes raw materials, labor and production overhead.

Finished goods inventories are valued at the lower of cost and net realizable value, the cost being determined using the first in, first out method.

(d) Revenue Recognition

The Company recognizes revenue when the following criteria have been met:

i. The Company has obtained a contract or a written request from the customer;

ii. the Company has shipped its merchandise to the customer;

iii. the Company is reasonably assured that the revenue is collectible.

(e) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $612 for the period ended December 31, 2006, (2005 - $Nil).

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Stock-Based Compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2006 the Company has not issued any stock options or similar equity instruments.

(g) Basic and Diluted Net Income (Loss) per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and International Accounting Standards IAS 33. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

(h) Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended December 31, 2005 and December 31, 2006, the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

(i) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

(j) Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. In the estimation of management, the company is not exposed to significant interest, credit, or currency risk.

(k) Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for and no net deferred tax benefit has been recorded in the financial statements during the period presented.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k) Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for and no net deferred tax benefit has been recorded in the financial statements during the period presented.

(l) Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," among other items, establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets as at December 31, 2006.

(m) Intellectual Property

Intellectual property is recorded at cost. It is written down to its net realizable value when it is determined that its carrying value exceeds the estimated future benefits to the Company.

(n) Deferred DVD Production Costs

For DVDs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

Costs of producing DVDs, including participation and residual costs, are amortized on a subject-by-subject basis, whereby the deferred DVD production costs are amortized in the proportion that current year sales bear to management's estimate of ultimate unrecognized revenue as of the beginning of the current fiscal year. Ultimate revenue estimates are limited to a period not to exceed ten years following the date of initial release.

Deferred DVD production costs is stated at the lower of amortized cost or estimated fair value on a DVD subject-by-subject basis. The valuation of deferred DVD production cost is reviewed on a subject-by-subject basis, whether the DVD is completed or not, when an event or change in circumstances indicates that the fair value of a subject is less than its unamortized cost. The fair values of the DVDs are determined using management's future revenue and cost estimates and a discounted cash flow approach.

A write-off is recorded in the amount by which the unamortized costs exceed the estimated fair value of the DVDs. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of deferred DVD production costs may be required as a consequence of changes in management's future revenue estimates.

(o) Shipping and Handling Costs

Shipping and handling costs are classified as cost of goods sold and charged to operations in the period that the associated revenue is recognized.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p) Accounts Receivables

Accounts receivables are reviewed on an account by account basis for non-recoverability. Delinquent receivables are charged to operations when management has exhausted all practical means of recovering outstanding funds. There were $nil amounts charged to operations in the year ended December 31, 2006 (2005 - $Nil) on account of estimated non-recoverable accounts receivable.

(q) Foreign Currency Translations

The Company's functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations.

(r) Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At September 30, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(s) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(s) Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 3 - INVENTORY

	December 31,	December 31,
	2006	2005
	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	4,728	2,394

	4,728	2,394

Finished goods inventory as at December 31, 2006 and December 31, 2005 consists of educational craft and hobby DVDs.

NOTE 4 - ADVANCES FROM A RELATED PARTY

At December 31, 2006, the Company's president is owed $nil (2005 - $3,387) for expenses paid on behalf of the Company.

NOTE 5 - INTELLECTUAL PROPERTY

On February 23, 2006 the Company purchased the intellectual property to the Mentor Series of Instructional DVDs and the Craft College Series of Instructional DVDs for total consideration of $2 from American Media Systems Co., its parent company (see further Note 7).

NOTE 6 - DEFERRED DVD PRODUCTION COSTS

	December 31,			December 31,
	2006			2005

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Knitting DVD production costs	8,995	1,401	7,594	8,995	780	8,215

	8,995	1,401	7,594	8,995	780	8,215

Management expects to amortize $4,200 during the 2007 fiscal year and a total of $7,594 during the next three fiscal years.

NOTE 7 - COMMON STOCK

During the year ended December 31, 2006, the Company issued 5,750,000 common shares. 5,000,000 to the President of the Company for total consideration of $100,000 and 750,000 to American Media Systems Co, the predecessor company, in consideration for DVD inventory, deferred DVD production costs, and intellectual property with total values of $4,511, $8,215, and $2, respectively. The assets are recorded at the parent company's carrying value, determined under generally accepted accounting principles in the United States of America.

There are no shares subject to warrants, options or other agreements as at December 31, 2006.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 8 - INCOME TAXES

The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

			Cumulative from
			Inception on
			December 6, 2004
			through
	December 31,	December 31,	December 31,
	2006	2005	2006

	$	$	$

Statutory and effective tax rates	20%	20%	20%

Income taxes expense (recovery) at the
effective tax rate	(9,161)	(10,500)	(20,704)

Permanent timing difference:
Donated services	(4,681)	11,065	16,348

Tax losses carryforward recognized (deferred)	(3,353)	565	(3,156)

Corporate income tax expense and
corporate income taxes payable	-	-	-

	December 31,	December 31,
	2006	2005

	$	$

Tax loss carryforward (expiring 2026)	3,353	(197)

Less: valuation allowance	(3,353)	197

Deferred tax asset	-	-

NOTE 9 - COMMITMENTS

The Company has entered into a contractual relationship with Brand Specialists LLC, a Dallas based firm, to market its products to Neighborhood Markets, Wal-Mart Super Stores, Wal-Mart and Sam's Club. The agreement grants Brand Specialists LLC a fee of 5% net from all sales of products generated through Neighborhood Markets, Wal-Mart Super Stores, Sam's Club and Wal-Mart. To date the Company has not generated any sales from this agreement.

The Company has entered into a contractual relationship with Memories Complete, a Salt Lake City based firm, to market its products to QVC, a home shopping network. The agreement grants Memories Complete a fee of 5% net from all sales of products generated through QVC. To date the Company has not generated any sales from this agreement.

NOTE 10 - RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the financial statements are as follows:

The Company received consulting services from a shareholder in the amount of $16,800 during the year ended December 31, 2006. When it was owned by, American Media Systems Co., it received a further $6,243 for office and administrative services (In 2005 - $55,323 was received in services from American Media Systems Co.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with the auditor on any audit or accounting issues.

On December 7, 2006, we engaged K.R. Margetson Ltd. an incorporated professional, as our principal independent accountant with the approval of our company's board of directors. Accordingly, we dismissed Vellmer & Change, Chartered Accountants ("Vellmer & Chang") as our independent registered public accounting firm.

The reports of Vellmer & Chang on the financial statements of the Company as of and for the years ended December 31, 2004 and 2005 and period ended February 28, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2004 and 2005 and through the date of dismiss, there were no disagreements with Vellmer & Chang on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Vellmer & Chang, would have caused Vellmer & Chang to make reference to the subject matter of the disagreement in its reports on the Company's financial statements for such periods.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Directors and executive officers

Directors are elected for a term of one year at the company's annual meeting of shareholders and until his or her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees. The name, age and position of the Company's director and executive officers are as follows:

Name	Age	Position

Patricia Castillo	40	President, Chief Financial Officer, and Director

Dario Passadore	37	Director

Term of Office

Mr. Passadore and Ms. Castillo have been directors of the company since June 2, 2006 and were elected for a term of one year.

Work Experience of officers and directors

Patricia Castillo

Ms. Castillo completed her Bachelor of Arts degree in communication from Universidad Anahuac in Mexico. A senior advertising professional with experience in developing and implementing advertising campaigns for global brands in Latin America, she specializes in integrated communications, strategic planning, channel marketing programs and B2B communications. From 1992-1997, she served as Account Supervisor with Leo Burnett, where she was project leader in charge of developing corporate communication strategies for Microsoft, Hewlett Packard and NEC. She founded port.com Advertising in 1997 and worked as General Manager / Owner until 1999. In 1999 she took the position of Group Account Director with McCann Erickson where she is responsible for developing and implementing integrated communication strategies. Accounts she manages include MSN, Nextel, Siemens Mobile, Seguros Mapfre Tepeyac, El Universal, American Airlines, Clearasil, and Lexmark.

Dario Passadore

Mr. Dario Passadore obtained his MBA from the University of Florida in 2001. Currently, Mr. Passadore holds the position of Marketing Director at Mosaic Sales Solutions, the largest field sales and marketing company in North America. At Mosaic, Mr. Passadore's responsibilities include business development and attracting customers to the company's retail services. Prior to joining Mosaic in 2005 he held the position of Director of Business Development for Sam's Club where he was in charge of new products and business development. From 2000 to 2005 he worked for Office Depot as Senior Marketing Manager. He currently serves on the Advisory Board of the Warrington College of Business (University of Florida)

(b) Significant Employees

We have no significant employees other than our executive management team.

(c) Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2006 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The first registration statement filed by the Registrant was declared effective by the Securities and Exchange Commission on November 2nd, 2006. This 10-KSB is the first annual report filed pursuant to Section 13(a) or 15(d) of the Exchange Act after the initial registration statement was declared effective. As such the Registrant elects to not make the disclosure required by this Item in this Form 10-KSB.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to this Form 10-KSB. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

We do not currently have employment agreement with our executive officer, but expect to sign an employment agreement with her in the next approximately twelve (12) months. To date no officer or director has drawn any salary and neither Ms. Castillo nor any other person will be compensated in the future for past services. We do not currently have a stock option plan.

		Annual Compensation

(a)	(b)	(c)	(d)	(e)

Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Patricia Castillo President, CEO & Director	2006	Nil	Nil	Nil

Dario Passadore, Director	2006	Nil	Nil	Nil

Option/SAR Grants

There were no option/SAR Grants during the 2006 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2006 fiscal years and there are no stock options outstanding at December 31, 2006 or at the date of this report.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of directors.

Our Directors do not and will not receive a salary or fees for serving as a director, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. They are not entitled to reimbursement of expenses incurred in attending meetings. There are no compensation arrangements for employment, termination of employment or change-in-control between the named Executive Officers and the company.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Utah.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of March 15, 2007, we had an authorized share capital of 50,000,000 common shares with a par value of $0.00001 per share of which 5,750,000 shares are issued and outstanding.

The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner of Shares	Number of Shares Before the Offering	Percentage of Ownership Before the Offering	Number of Shares After Offering	Percentage of Ownership After the Offering Assuming Minimum Sold	Percentage of Ownership After the Offering Assuming Maximum Sold

Patricia Castillo	5,000,000	87%	5,000,000	74%	57%

Dario Passadore	0	0%	0	0	0%

All Executive Officers and Directors as a Group	5,000,000	87%	5,000,000	74%	57%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

There are no limitations on future issuance of our common stock to management, promoters or their affiliates or associates. We may issue stock to these individuals for services rendered in lieu of cash payments. An issuance of stock will dilute your ownership in our company and might result in a reduction of your share value. We currently have no plans for the issuance of shares to management or promoters or their affiliates or associates for services rendered.

(c) Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our Company.

See Item 12 - Certain Relationships and Related Transactions

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

Our directors and officers nor any person who beneficially owns, directly or indirectly, shares carrying more than five percent of our outstanding shares, has any material interest, direct or indirect, in any transaction exceeding $60,000 during the last two years or in any proposed transaction which, in either case, has or will materially affect us, or any subsidiaries.

Transactions with Promoter

In addition to her position in our management, Ms. Castillo is also our only promoter.

ITEM 13. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

4.1	Specimen Stock Certificate (1)

10.1	Agency agreement with Brand Specialists LLC (1)

10.2	Agency agreement with Memories Complete (1)

14.1	Code of ethics

16.1	Letter from Vellmer & Chang to the Securities and Exchange Commission dated December 20, 2006 (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-135661.

(2) Incorporated herein by reference from our Form 8-K filed with the Securities and Exchange Commission on December 21, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our registration statement on Form SB-2 and the audit of our annual financial statements for the fiscal year ending December 31, 2006 were $24,881.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal year ended September 30, 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2006 was $0.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Craft College Inc.

Date:	March 29, 2007	By:	PATRICIA CASTILLO
Patricia Castillo, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

Date:	March 29, 2007	By:	DARIO PASSADORE
Dario Passadore Director