Form 10QSB
period 2007-03-31
Craft College Inc
filed 2007-05-14
CIK 1364544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 6,757,200 outstanding as of May 9, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

Item 1. Financial Statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	March 31	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 89,581	$ 101,529
Accounts Receivable	565	856
Inventory (Note 2)	4,620	4,728

	94,766	107,113
DVD PRODUCTION COST (Note 3)	7,326	7,594

TOTAL ASSETS	$ 102,092	$ 114,707

LIABILITIES

CURRENT LIABILITIES
Accounts payable	9,936	20,458
Accrued liabilities	6,000	6,000

Total Liabilities	15,936	26,458

STOCKHOLDER'S EQUITY
COMMON STOCK
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
5,750,000 shares	58	58
Additional Paid-in Capital	198,912	191,712
Deficit Accumulated During the Development Stage	(112,814)	(103,521)

Total Stockholder's Equity	86,156	88,249

Total Liabilities and Stockholder's Equity	$ 102,092	$ 114,707

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			Accumulated from
	Three months	Three months	December 6, 2004
	ended	ended	(Date of Inception)
	March 31	March 31	March 31
	2007	2006	2007

REVENUE	$ 822	$ 1,745	$ 14,337

COST OF GOODS SOLD	(680)	(786)	(5,690)

GROSS PROFIT	142	959	8,647

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	60	612	672
Accounting	1,305	-	2,411
Audit	465	-	33,448
Bank charges and interest	32	17	395
Consulting	7,200	2,400	60,374
Inventory adjustment	53	-	53
Impairment of technology	-	-	2
Loss (gain) on exchange	(1,359)	(4)	(742)
Legal fees	175	255	2,094
Management fees	1,000	-	1,000
Meals and entertainment	70	-	70
Office	29	377	2,190
Rent	183	1,742	11,322
Telephone and communication	30	320	7,204
Travel	192	-	192
Web site	-	-	776

	(9,435)	(5,719)	(121,461)

Net loss	$ (9,293)	$ (4,760)	$ (112,814)

Basic and diluted net loss per share	($0.00)	($0.02)

Weighted average shares outstanding	5,750,000	308,300

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY

For the period from inception on December 6, 2004 to March 31, 2007

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity(Deficiency)

Balance on December 06, 2004		$ -	$ -	$ -	$ -	$ -

Contributed Capital	-	-	-	675	-	675

Net loss for the period	-	-	-	-	(5,212)	(5,212)

Balance on December 31, 2004	-	-	-	675	(5,212)	$ (4,537)

Contributed Capital	-	-	-	55,323	-	55,323

Net loss for the period	-	-	-	-	(52,500)	(52,500)

Balance on December 31, 2005	-	-	-	55,998	(57,712)	$ (1,714)

Contributed Capital	-	-	-	23,043	-	23,043

Issue of 750,000 common shares for
assets at $0.017 per share on
February 23, 2006	750,000	8	12,721	-	-	12,729

Issue of 5,000,000 common shares
for cash at $0.02 per share on
on June 25, 2006	5,000,000	50	99,950	-	-	100,000

Net loss for the period	-	-	-	-	(45,809)	(45,809)

Balance on December 31, 2006	5,750,000	58	112,671	79,041	(103,521)	$ 88,249

Contributed Capital	-	-	-	7,200	-	7,200

Net loss for the period	-	-	-	-	(9,293)	(9,293)

Balance on March 31, 2007	5,750,000	$ 58	$ 112,671	$ 86,241	$ (112,814)	$ 86,156

On May 30, 2006, the Company affected a stock split of 750,000 to 1. These financial statements give retroactive affect to the split.

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Accumulated from
	Three months	Three months	December 06, 2004
	ended	ended	(Date of Inception)
	March 31	March 31	to March 31
	2007	2006	2007

OPERATING ACTIVITIES
Loss from operations	$ (9,293)	$ (4,760)	$ (112,814)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	7,200	2,400	60,375
Amortization of deferred DVD production costs	268	315	1,669
Contributions by American Media Systems Co.	-	16,571	33,494
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	(10,522)	(6,771)	9,937
Accrued liabilities	-	(3,906)	6,000
Advances from a related party	-	(3,387)	-
Prepaid expenses	-	1,146	-
Accounts receivable	291	654	(565)
Inventory	108	(2,000)	(4,620)

Cash Provided by operating activities	(11,948)	262	(6,222)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	100,000

Net Cash Provided By Financing Activities	-	-	100,000

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

		-	-
Net Cash Used In Investing Activities	-	-	(4,197)

Increase in Cash and Cash Equivalents	(11,948)	262	89,581

CASH AT BEGINNING OF PERIOD	101,529	-	-

CASH AT END OF PERIOD	89,581	262	89,581

Non-Cash Financing Activities

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange gain	1,359	-	742

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ 7,200	$ 6,244	$ 86,241

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ 12,728	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 2 - INVENTORY

	March 31,	December 31,
	2007	2006
	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	4,620	4,728

	4,620	4,728

Finished goods inventory as at March 31, 2007 and December 31, 2006 and consists of educational craft and hobby DVDs.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 3 - DEFERRED DVD PRODUCTION COSTS

	March 31,			December 31,
	2007			2006

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Knitting DVD production costs	8,995	1,669	7,326	8,995	1,401	7,594

	8,995	1,669	7,326	8,995	1,401	7,594

Management expects to amortize $4,200 during the 2007 fiscal year and a total of $7,594 during the next three fiscal years.

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2007, the Company issued no common shares. During the three months ended March 31, 2006 the Company issued 750,000 to American Media Systems Co, the predecessor company, in consideration for DVD inventory, deferred DVD production costs, and intellectual property with total values of $4,511, $8,215, and $2, respectively. The assets are recorded at the parent company's carrying value, determined under generally accepted accounting principles in the United States of America.

There are no shares subject to warrants, options or other agreements as at March 31, 2007.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company completed its initial public offering by issuing 1,007,200 shares at a price of $0.25 per share for total proceeds of $251,800.

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

Our registered office is located at 136 East South Temple, Suite 2100 Salt Lake City, UT 84111 and we maintain a corporate office at 1950 Stemmons Freeway, Suite 5001, Dallas Texas, 75207 and our operations office is at 7231-120th Street, Suite 208, Delta, British Columbia. Our telephone number is 1-866-891-9672 and our websites are www.craftcollege.com and www.go-flyfishing.com.

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

The Company's initial public offering was completed successfully during April of this year. Our specific goal is to develop and execute a comprehensive marketing plan to attract new clients. We intend to accomplish the foregoing through the following milestones:

1. We have commenced our search for additional marketing consultants to assist in the development of our marketing strategy. Finding marketing consultants that meet our objectives will take approximately four to six weeks. We do not intend to hire employees. Our President and Chief Financial Officer will conduct the interview process and other administrative duties.

2. After we have hired new marketing consultants, we intend to develop a strategy for marketing our products to online shoppers, small and medium size retailers, big box outlets and B2B retail chains. The marketing strategy will encompass upgrading our web sites, writing and producing a media tool set for placement of advertisements, a direct mail campaign, and an online campaign in an effort to boost our business generation program. Developing the marketing strategy will take approximately four weeks and cost $150,000.

3. Continue to secure contracts with agents to market our products to retailers throughout the United States and Canada. We anticipate preparing additional marketing materials to help assist in this effort.

4. Complete the Craft College line of DVDs. The production process contains a series of documented steps to ensure a consistent quality and familiarity between each DVD. These steps include, but are not limited to research, talent scouting, storyboarding, scripting, shooting, editing, graphics, voice over and color timing. The final DVD then goes through a testing protocol before a copy is produced. The production process is comprised of several key procedures that ensure consistency.

5. As soon as the marketing strategy is completed we will upgrade our websites to integrate the design from the marketing consultants. It will take three weeks to upgrade the web site and link it with our sales software and cost approximately $25,000.

6. As soon as the web site is completed, which will be approximately 70 days from the completion of the offering, we will begin to market our services and website in the United States and in Canada through traditional sources such as trade magazines, flyers/mailers, and online advertising and search term purchases through search engines Google and Overture.

7. We will utilize inbound links that connect directly to our website from external sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. The exact allocation between direct mail, advertising, and our online efforts will be determined in conjunction with the marketing consultant, however with the minimum raised we anticipate sending approximately 5,000 fliers at a cost of $0.70/piece, place approximately 8 advertisements to run in various financial publications for 10 alternating days, and purchase approximately 8,500 click throughs to our web site on Google and Overture at $0.20 per click through. With the maximum raised the number of fliers, advertising runs, and click troughs will increase, however we anticipate testing the effectiveness of the various campaign segments and allocating funds to those segments that garner the greatest return on our investment. We expect to begin realizing results from our marketing campaign within 30-60 days from its commencement. It takes approximately 10 days to print direct mail marketing materials, 7 days to process the materials and approximately 7 days for United States postal service to deliver the mail to the target audience. For trade magazines timing is dependent on when and how often the publication is distributed. We anticipate commencing this advertising campaign within the 25-35 day time frame to coincide with our direct mail campaign. Online advertising reduces the time between placement and receipt of advertising and we expect to time our online advertising to coincide with the offline campaign.

8. Once the marketing has commenced and we have begun to attract additional clients, we intend to hire 1 or 2 part-time salesperson(s) to call and follow up on leads generated through our direct mail and online campaigns. No funds contemplated in this offering will be allocated to the hiring of these people. Their hiring is conditional on achieving sufficient cash flow to pay their wages.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the three months ending March 31, 2007 we realized sales of $822 (2006 - $ 1,745) and gross margin of $142 (2006 - $959). Our revenues are generated from the sale of instructional DVDs.

During the three months ending March 31, 2007, we incurred a loss from operations of $9,293 (2006 - loss of $4,760). The major components to expenses faced by the company during the three months were consulting fees of $7,200 (2006 - $2,400), accounting of $1,305 (2006 - $nil), management fees of $1,000 (2006 - $nil), and audit fees of $465 (2006 - $ nil). The balance of our expenses during the three months have been travel $192, (2006 - $nil), rent of $183 (2006 - $1,742), legal fees of $175 (2006 - $255), meals and entertainment of $70 (2006 - $nil), advertising of $60 (2006 - $612), inventory adjustment of $53 (2006 - $nil), bank and interest charges of $32 (2006 - $17), telephone and communication of $30 (2006 - $ 320), general office expenses of $29 (2006 - $377), and gain on foreign exchange of $1,359 (200 - gain of $4).

As of March 31, 2007 the Company has current assets of $94,766 compared to $107,113 at December 31, 2006 and Deferred DVD Production cost of $7,326 (2006 - $7,594). The Company further has current liabilities of $15,936 compared to $26,458 at December 31, 2006. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Recent accounting pronouncements

There has been no recent accounting pronouncement since the filing of the Company's Form 10KSB, filed on March 30, 2007.

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

The Company's SB-2 registration statement, file number 333-135661 was declared effective by the Securities and Exchange Commission on November 2, 2006. The offering has commenced, however as of March 31, 2007 the Company had not reached the minimum requirement and no shares had been issued. The offering was closed subsequent to March 31, 2007 and hence no use of proceeds have been included in this 10QSB.

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

Craft College Inc. (Registrant)

Dated: May 11, 2007	BY:	/s/ PATRICIA CASTILLO Patricia Castillo Principal Executive Officer, Principal Financial Officer, and Director