Form 10QSB
period 2007-06-30
Craft College Inc
filed 2007-08-14
CIK 1364544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 6,757,200 outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

Item 1. Financial Statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	June 30	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 339,898	$ 101,529
Accounts Receivable	55,676	856
Inventory (Note 2)	1,439	4,728

	397,013	107,113
DVD PRODUCTION COST (Note 3)	7,326	7,594

TOTAL ASSETS	$ 404,339	$ 114,707

LIABILITIES

CURRENT LIABILITIES
Accounts payable	11,088	20,458
Accrued liabilities	-	6,000
Due to related party (Note 4)	5,000	-

Total Liabilities	16,088	26,458

STOCKHOLDER'S EQUITY
COMMON STOCK
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
6,757,200 and 5,750,000 shares	68	58
Additional Paid-in Capital	453,102	191,712
Deficit Accumulated During the Development Stage	(64,919)	(103,521)

Total Stockholder's Equity	388,251	88,249

Total Liabilities and Stockholder's Equity	$ 404,339	$ 114,707

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

					Accumulated from

	Six months	Six months	Three months	Three months	December 6, 2004
	ended	ended	ended	ended	(Date of Inception)
	June 30	June 30	June 30	June 30	June 30
	2007	2006	2007	2006	2007

REVENUE	$ 56,510	$ 4,105	$ 55,688	$ 2,360	$ 70,025

COST OF GOODS SOLD	4,312	1,457	3,579	671	9,322

GROSS PROFIT	52,198	2,648	52,109	1,689	60,703

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	507	612	447	-	1,119
Accounting	2,422	-	1,117	-	3,528
Audit	1,451	5,418	986	5,418	34,434
Bank charges and interest	58	44	26	27	421
Consulting	14,600	4,800	7,400	2,400	67,774
Impairment of technology	-	-	-	-	2
Loss (gain) on exchange	(8,552)	(4)	(7,193)	-	(7,935)
Legal fees	175	225	-	-	2,094
Management fees	1,000	-	-	-	1,000
Meals and entertainment	113	-	43	-	113
Office	85	377	56	-	2,246
Rent	408	1,742	225	35	11,547
Telephone and communications	442	355	412	-	7,616
Travel	232	-	40	-	232
Transfer agent	500	-	500	-	500
Web site	155	-	155	-	931

	13,596	13,599	4,216	7,880	125,622

Net income (loss)	$ 38,602	$ (10,951)	$ 47,893	$ (6,191)	$ (64,919)

Basic and diluted net earnings (loss) per share	$0.01	($0.02)	$0.01	($0.01)

Weighted average shares outstanding	6,111,702	696,429	6,469,429	1,024,725

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY

For the period from inception on December 6, 2004 to June 30, 2007

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity(Deficiency)

Balance on December 06, 2004		$ -	$ -	$ -	$ -	$ -

Contributed Capital	-	-	-	675	-	675

Net loss for the period	-	-	-	-	(5,212)	(5,212)

Balance on December 31, 2004	-	-	-	675	(5,212)	$ (4,537)

Contributed Capital	-	-	-	55,323	-	55,323

Net loss for the period	-	-	-	-	(52,500)	(52,500)

Balance on December 31, 2005	-	-	-	55,998	(57,712)	$ (1,714)

Contributed Capital	-	-	-	23,043	-	23,043

Issue of 750,000 common shares for
assets at $0.017 per share on
February 23, 2006	750,000	8	12,721	-	-	12,729

Issue of 5,000,000 common shares
for cash at $0.02 per share on
on June 25, 2006	5,000,000	50	99,950	-	-	100,000

Net loss for the period	-	-	-	-	(45,809)	(45,809)

Balance on December 31, 2006	5,750,000	58	112,671	79,041	(103,521)	$ 88,249

Contributed Capital	-	-	-	9,600	-	9,600

Issue of 1,007,200 common shares
for cash at $0.25 per share on
April 25, 2007	1,007,200	10	251,790	-	-	251,800

Net gain for the period	-	-	-	-	38,602	38,602

Balance on June 30, 2007	6,757,200	$ 68	$ 364,461	$ 88,641	$ (64,919)	$ 388,251

On May 30, 2006, the Company affected a stock split of 750,000 to 1. These financial statements give retroactive affect to the split.

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Accumulated from
	Six months	Six months	December 06, 2004
	ended	ended	(Date of Inception)
	June 30	June 30	to June 30
	2007	2006	2007

OPERATING ACTIVITIES
Loss from operations	$ 38,602	$ (10,951)	$ (64,920)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	9,600	4,800	62,775
Amortization of deferred DVD production costs	268	419	1,670
Contributions by American Media Systems Co.	-	16,571	33,494
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	(4,371)	(828)	16,088
Accrued liabilities	(6,000)	(3,906)	-
Advances from a related party	-	(3,387)	-
Prepaid expenses	-	1,146	-
Accounts receivable	(54,819)	(962)	(55,675)
Inventory	3,289	(2,558)	(1,439)

Cash Provided by operating activities	(13,431)	344	(7,705)

FINANCING ACTIVITIES
Issuance of common stock for cash	251,800	100,000	351,800

Net Cash Provided By Financing Activities	251,800	100,000	351,800

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

		-	-
Net Cash Used In Investing Activities	-	-	(4,197)

Increase in Cash and Cash Equivalents	238,369	100,344	339,898

CASH AT BEGINNING OF PERIOD	101,529	-	-

CASH AT END OF PERIOD	339,898	100,344	339,898

Non-Cash Financing Activities

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange gain	(8,552)	(4)	(7,935)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ 9,600	$ 8,643	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ 12,728	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 2 - INVENTORY

	June 30,	December 31,
	2007	2006
	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	1,439	4,728

	1,439	4,728

Finished goods inventory as at June 30, 2007 and December 31, 2006 consists of educational craft and hobby DVDs.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 3 - DEFERRED DVD PRODUCTION COSTS

	June 30,			December 31,
	2007			2006

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Knitting DVD production costs	8,995	1,669	7,326	8,995	1,401	7,594

	8,995	1,669	7,326	8,995	1,401	7,594

Management expects to amortize $4,200 during the 2007 fiscal year and a total of $7,594 during the next three fiscal years.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the six months ended June 30, 2007, the Company received $9,600 of donated consulting services from its President (2006 $ 4,800).

(ii) As of June 30, 2007, the Company owes $5,000 to the President of the Company for consulting services.

The transactions between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 5 - COMMON STOCK

During the six months ended June 30, 2007, the Company completed its initial public offering by issuing 1,007,200 shares at a price of $0.25 per share for total proceeds of $251,800.

During the six months ended June 30, 2006 the Company issued 750,000 to American Media Systems Co, the predecessor company, in consideration for DVD inventory, deferred DVD production costs, and intellectual property with total values of $4,511, $8,215, and $2, respectively. The assets are recorded at the parent company's carrying value, determined under generally accepted accounting principles in the United States of America.

There are no shares subject to warrants, options or other agreements as at June 30, 2007.

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

2. We are currently developing a strategy for marketing our products to online shoppers, small and medium size retailers, big box outlets and B2B retail chains. The marketing strategy will encompass upgrading our web sites, writing and producing a media tool set for placement of advertisements, a direct mail campaign, and an online campaign in an effort to boost our business generation program. Developing the marketing strategy will take approximately four weeks and cost $150,000.

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

5. As soon as the web site is completed, which will be approximately 70 days from the completion of the offering, we will begin to market our services and website in the United States and in Canada through traditional sources such as trade magazines, flyers/mailers, and online advertising and search term purchases through search engines Google and Overture.

6. We will utilize inbound links that connect directly to our website from external sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. The exact allocation between direct mail, advertising, and our online efforts will be determined in conjunction with the marketing consultant, however with the minimum raised we anticipate sending approximately 5,000 fliers at a cost of $0.70/piece, place approximately 8 advertisements to run in various financial publications for 10 alternating days, and purchase approximately 8,500 click throughs to our web site on Google and Overture at $0.20 per click through. With the maximum raised the number of fliers, advertising runs, and click troughs will increase, however we anticipate testing the effectiveness of the various campaign segments and allocating funds to those segments that garner the greatest return on our investment. We expect to begin realizing results from our marketing campaign within 30-60 days from its commencement. It takes approximately 10 days to print direct mail marketing materials, 7 days to process the materials and approximately 7 days for United States postal service to deliver the mail to the target audience. For trade magazines timing is dependent on when and how often the publication is distributed. We anticipate commencing this advertising campaign within the 25-35 day time frame to coincide with our direct mail campaign. Online advertising reduces the time between placement and receipt of advertising and we expect to time our online advertising to coincide with the offline campaign.

7. Once the marketing has commenced and we have begun to attract additional clients, we intend to hire 1 or 2 part-time salesperson(s) to call and follow up on leads generated through our direct mail and online campaigns. No funds contemplated in this offering will be allocated to the hiring of these people. Their hiring is conditional on achieving sufficient cash flow to pay their wages.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the six months ending June 30, 2007 we realized sales of $56,510 (2006 - $ 4,105) and gross margin of $52,198 (2006 - $2,648). The increase in revenue was caused by the purchase of our fly fishing inventory by Top Down Communications. Our revenues are generated from the sale of instructional DVDs.

During the six months ending June 30, 2007, we incurred a profit from operations of $38,602 (2006 - loss of $10,951). The major components to expenses faced by the company during the six months were consulting fees of $14,600 (2006 - $4,800), accounting of $2,422 (2006 - $nil), audit of $1,451 (2006 - $5,418), management fees of $1,000 (2006 - $nil), and foreign exchange gain of $8,552 (2006 - $4). The balance of our expenses during the six months have been advertising $507, (2006 - $612), transfer agent fees of $500 (2006 - $nil), rent of $408 (2006 - $1,742), telephone and communication of $442 (2006 - $ 355), travel of $232 (2006 - $nil), legal fees of $175 (2006 - $255), web site of $155 (2006 - $nil), meals and entertainment of $113 (2006 - $nil), general office expenses of $85 (2006 - $377), and bank and interest charges of $58 (2006 - $44).

As of June 30, 2007 the Company has current assets of $397,013 compared to $107,113 at December 31, 2006 and Deferred DVD Production cost of $7,326 (2006 - $7,594). The increase in current assets is a direct result of the Company raising $251,800 pursuant to an SB-2 registration statement. The Company further has current liabilities of $16,088 compared to $26,458 at December 31, 2006. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

The Company's SB-2 registration statement, file number 333-135661 was declared effective by the Securities and Exchange Commission on November 2, 2006. The offering has commenced, and closed on April 25, 2007. A total of $251,800 was raised. The following schedule details the use of proceeds since the closing of the financing.

Audit	$986

Consulting to CEO	7,400

Advertising	447

Web site upgrade	155

Travel/trade shows	40

Working capital	2,379

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

On April 25, 2007 we announced that the Company had successfully closed the private placement pursuant to its recent SB-2 registration statement.

On May 25, 2007 we announced that the Company had entered into a marketing agreement with True North Entertainment ("True North") whereby True North will conduct Internet marketing and sales campaigns for the Company.

On June 1, 2007 we announced that the Company had entered into an agreement with Ocean West Productions, a film and TV production company for the exclusive promotional rights to various segments of our award winning fly-fishing series, 'Expert Techniques for Still Waters' staring Brian Chan.

On June 27, 2007 we announced that we had entered into an agreement with Top Down Communications Inc, an internet marketing firm to provide the Company with internet based marketing strategies. The Company also announced that Top Down Communications would purchase a complete series of Craft College DVDs.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Craft College Inc. (Registrant)

Dated: August 14, 2007	BY:	/s/ PAT CASTILLO Pat Castillo Principal Executive Officer and Principal Financial Officer