Form 10QSB
period 2007-09-30
Craft College Inc
filed 2007-11-14
CIK 1364544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 6,757,200 outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	September 30	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 340,227	$ 101,529
Accounts Receivable	54,503	856
Inventory (Note 2)	1,128	4,728

	395,859	107,113
DVD PRODUCTION COST (Note 3)	7,326	7,594

TOTAL ASSETS	$ 403,184	$ 114,707

LIABILITIES

CURRENT LIABILITIES
Accounts payable	10,321	20,458
Accrued liabilities	-	6,000
Due to related party (Note 4)	12,500	-

Total Liabilities	22,821	26,458

STOCKHOLDER'S EQUITY
COMMON STOCK
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
6,757,200 and 5,750,000 shares	68	58
Additional Paid-in Capital	453,102	191,712
Deficit Accumulated During the Development Stage	(72,807)	(103,521)

Total Stockholder's Equity	380,363	88,249

Total Liabilities and Stockholder's Equity	$ 403,184	$ 114,707

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

					Accumulated from
	Nine months	Nine months	Three months	Three months	December 6, 2004
	Ended	ended	ended	ended	(Date of Inception)
	September 30	September 30	September 30	September 30	September 30
	2007	2006	2007	2006	2007

REVENUE	$ 56,613	$ 5,477	$ 104	$ 1,372	$ 70,129

COST OF GOODS SOLD	(5,442)	(1,921)	(1,131)	(464)	(10,453)

GROSS PROFIT	51,171	3,556	(1,027)	908	59,676

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	507	612	-	-	1,119
Accounting	4,269	442	1,846	442	5,374
Audit	2,392	6,573	940	1,155	35,374
Bank charges and interest	77	114	20	70	441
Consulting (Note 4)	22,100	12,000	7,500	7,200	75,274
Impairment of technology	-	-	-	-	2
Loss (gain) on exchange	(15,040)	18	(6,488)	22	(14,423)
Legal fees	175	335	-	80	2,094
Management fees	1,000	-	-	-	1,000
Meals and entertainment	291	-	177	-	290
Office	98	377	14	-	2,260
Rent	633	1,929	225	187	11,772
Telephone and communications	839	440	397	85	8,013
Travel	366	-	134	-	366
Transfer agent	2,203	-	1,703	-	2,203
Web site	548	-	393	-	1,324

	(20,457)	(22,840)	(6,860)	(9,241)	(132,483)

Net income (loss)	$ 30,714	$ (19,284)	$ (7,888)	$ (8,333)	$ (72,807)

Basic and diluted net earnings (loss) per share	$0.00	($0.01)	($0.00)	($0.00)

Weighted average shares outstanding	6,329,232	2,399,267	6,757,200	5,750,000

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY

For the period from inception on December 6, 2004 to September 30, 2007

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity(Deficiency)

Balance on December 06, 2004		$ -	$ -	$ -	$ -	$ -

Contributed Capital	-	-	-	675	-	675

Net loss for the period	-	-	-	-	(5,212)	(5,212)

Balance on December 31, 2004	-	-	-	675	(5,212)	$ (4,537)

Contributed Capital	-	-	-	55,323	-	55,323

Net loss for the period	-	-	-	-	(52,500)	(52,500)

Balance on December 31, 2005	-	-	-	55,998	(57,712)	$ (1,714)

Contributed Capital	-	-	-	23,043	-	23,043

Issue of 750,000 common shares for
assets at $0.017 per share on
February 23, 2006	750,000	8	12,721	-	-	12,729

Issue of 5,000,000 common shares
for cash at $0.02 per share on
on June 25, 2006	5,000,000	50	99,950	-	-	100,000

Net loss for the period	-	-	-	-	(45,809)	(45,809)

Balance on December 31, 2006	5,750,000	58	112,671	79,041	(103,521)	$ 88,249

Contributed Capital	-	-	-	9,600	-	9,600

Issue of 1,007,200 common shares
for cash at $0.25 per share on
April 27, 2007	1,007,200	10	251,790	-	-	251,800

Net gain for the period	-	-	-	-	30,714	30,714

Balance on September 30, 2007	6,757,200	$ 68	$ 364,461	$ 88,641	$ (72,807)	$ 380,363

On May 30, 2006, the Company affected a stock split of 750,000 to 1. These financial statements give retroactive affect to the split.

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Accumulated from
	Nine months	Nine months	December 06, 2004
	ended	ended	(Date of Inception)
	September 30	September 30	to September 30
	2007	2006	2007

OPERATING ACTIVITIES
Loss from operations	$ 30,714	$ (19,284)	$ (72,807)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	9,600	12,000	62,775
Amortization of deferred DVD production costs	268	521	1,669
Contributions by American Media Systems Co.	-	16,571	33,494
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	2,363	889	22,822
Accrued liabilities	(6,000)	(3,906)	-
Advances from a related party	-	(3,387)	-
Prepaid expenses	-	1,146	-
Accounts receivable	(53,647)	2	(54,503)
Inventory	3,600	(2,440)	(1,128)

Cash Provided by operating activities	(13,102)	2,112	(7,376)

FINANCING ACTIVITIES
Issuance of common stock for cash	251,800	100,000	351,800

Net Cash Provided By Financing Activities	251,800	100,000	351,800

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

		-	-
Net Cash Used In Investing Activities	-	-	(4,197)

Increase in Cash and Cash Equivalents	238,698	102,112	340,227

CASH AT BEGINNING OF PERIOD	101,529	-	-

CASH AT END OF PERIOD	340,227	102,112	340,227

Non-Cash Financing Activities

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange gain	(15,040)	18	(14,423)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ 9,600	$ 15,843	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ 12,728	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 - INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going concern

The Company does not generate sufficient cash flow from operations to fund its activities. It has relied upon contributions from its predecessor and major shareholder for financing and upon the issuance of securities to finance its operations and development activities. However, there can be no assurance it will continue to be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 - INVENTORY

Finished goods inventory as at September 30, 2007 and December 31, 2006 and consist of finished goods comprised of educational craft and hobby DVDs.

NOTE 3 - DEFERRED DVD PRODUCTION COSTS

	September 30,			December 31,
	2007			2006

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Knitting DVD production costs	8,995	1,669	7,326	8,995	1,401	7,594

	8,995	1,669	7,326	8,995	1,401	7,594

Management expects to amortize $4,200 during the 2007 fiscal year and a total of $7,594 during the next three fiscal years.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

During the nine months ended September 30, 2007, the Company received $9,600 of donated consulting services from its President (2006 $ 9,600). A further $12,500 in consulting fees has been accrued and is outstanding as of September 30, 2007.

The transactions between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2007, the Company completed its initial public offering by issuing 1,007,200 shares at a price of $0.25 per share for total proceeds of $251,800.

During the nine months ended September 30, 2006 the Company issued 750,000 to American Media Systems Co, the predecessor company, in consideration for DVD inventory, deferred DVD production costs, and intellectual property with total values of $4,511, $8,215, and $2, respectively. The assets are recorded at the parent company's carrying value, determined under generally accepted accounting principles in the United States of America.

There are no shares subject to warrants, options or other agreements as at September 30, 2007.

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

The Company's initial public offering was completed successfully during April of this year. Our specific goal is to develop and execute a comprehensive marketing plan to attract new clients. We intend to accomplish the foregoing through the following milestones:

1. We have engaged additional marketing consultants to assist in the development of our marketing strategy.

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

5. As soon as the web site is completed, we will begin to market our services and website in the United States and in Canada through traditional sources such as trade magazines, flyers/mailers, and online advertising and search term purchases through search engines Google and Overture.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the nine months ending September 30, 2007 we realized sales of $56,614 (2006 - $ 5,477) and gross margin of $51,171 (2006 - $3,556). The increase in revenue was caused by the purchase of our fly fishing inventory by Top Down Communications. Our revenues are generated from the sale of instructional DVDs.

During the nine months ending September 30, 2007, we incurred a profit from operations of $30,714 (2006 - loss of $19,284). The major components to expenses faced by the company during the nine months were consulting fees of $22,100 (2006 - $12,000), accounting of $4,269 (2006 - $442), audit of $2,392 (2006 - $6,573), transfer agent fees of $2,203 (2006 - $nil), and foreign exchange gain of $15,040 (2006 - loss of $18). The balance of our expenses during the nine months have been management fees of $1,000 (2006 - $nil), telephone and communication of $839 (2006 - $ 440), rent of $633 (2006 - $1,929), web site of $548 (2006 - $nil), advertising $507, (2006 - $612), travel of $366 (2006 - $nil), meals and entertainment of $291 (2006 - $nil), legal fees of $175 (2006 - $255), general office expenses of $98 (2006 - $377), and bank and interest charges of $77 (2006 - $114).

As of September 30, 2007 the Company has current assets of $395,859 compared to $107,113 at December 31, 2006 and Deferred DVD Production cost of $7,326 (2006 - $7,594). The increase in current assets is a direct result of the Company raising $251,800 pursuant to an SB-2 registration statement. The Company further has current liabilities of $22,821 compared to $26,458 at December 31, 2006. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Audit	$1,926
Consulting to CEO	14,900
Advertising	447
Web site upgrade	548
Travel/trade shows	174
Working capital	6,760

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

Craft College Inc. (Registrant)

Dated: November 14, 2007	BY:	/s/ PATRICIA CASTILLO Patricia Castillo Principal Executive Officer and Principal Financial Officer