Form 10KSB
period 2007-12-31
Craft College Inc
filed 2008-03-31
CIK 1364544

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

x Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR
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
NO X YES

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X No

The issuer's revenues for its most recent fiscal year: $57,063.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of March 25, 2008 is: $N/A

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007 and
March 25, 2008: 6,757,200 Shares Common Stock. $0.00001 par value per share.

Transitional YES

Small Business Disclosure Format: X NO

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

On July 10, 2006 we filed an SB-2 registration statement with the Securities and Exchange Commission to register between 1,000,000 and 3,000,000 shares for sale at $0.25 per share. The registration statement was declared effective by the Securities and Exchange Commission on November 2nd, 2006. On April 25, 2007 we closed the placement and issued 1,007,200 shares pursuant to the registration statement. Our authorized capital is 50,000,000 common shares of which 6,757,200 common shares are issued and outstanding as of December 31, 2007.

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

We have made one announcements regarding the pre-production of candle making, the next DVD in our Craft College series. The DVD is still in the pre-production phase.

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

The market in which we sell our products is highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers along with a few regional chains. There are however several major chains including Wal-Mart, Michaels, Hobby Lobby, The Sports Authority, and Bass Pro Shops that make up a majority of the market share. Michaels is the biggest specialty craft store with approximately 10% of the market. Bass Pro Shops is the nation's leading outdoor sports retailer with 49 Outdoor World stores throughout the east and south-east of the US and Canada. There are many different types of retailers in the hobby industry with the following categories making up the industry:

Multi-store chains. This category includes several multi-store chains each operating more than 25 stores and comprises: Michaels Stores Inc., which operates approximately 1,100 stores across the U.S. and Canada, Hobby Lobby, which operates approximately 400 stores in 32 states; A.C. Moore Arts & Crafts, Inc., which operates approximately 130 stores in the eastern United States from Maine to Florida; Jo-Ann superstores (operated by Jo-Ann Stores, Inc.), which operates almost 1,000 locations across the country; The Sports Authority which operates over 400 stores in 45 states; and Bass Pro Shop which operates approximately 49 stores primarily east of the Mississippi.

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

Media companies produce DVDs to target an already captive audience of purchasers of their trade magazines. Many of these companies specialize in niche areas within the hobby and craft industry and as these players move into the DVD market it will be difficult for us to compete. One example is Primedia, specializes in scrapbooking and card making. Primedia has a series of instructional DVDs marketed under the name Simple Starters. We also face competition from a large number of individual sport fishermen and small companies that make and sell their own instructional fly-fishing DVDs. A search on Google for the term "fly tying DVD" brought up 66,600 hits giving an indication of the number of people and companies selling products on the Internet. The majority of the DVDs for this segment retail for approximately $25.00 with prices ranging from approximately $19 to $35. It will be difficult for us to differentiate our product from the other products and suppliers in this market place.

Raw Materials and Suppliers

We have multiple foreign and domestic sources of supply for substantially all of our material requirements. The raw materials and various purchased components required for our products have generally been available in sufficient quantities.

Customers

Our sales have been realized through a limited number of retailers with approximately 99% from only three retailers. Our business will suffer if we loose any of our customers.

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

Transfer Agent and Registrar

Our transfer agent is Interwest Transfer Co Inc. 1981 East 4800 South, Suite 100 PO Box 17136, Salt Lake City, UT 84117.

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

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the period ended December 31, 2007 and 2006 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

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

To date we have generated limited revenues from operations and we will have additional capital requirements to continue our operations but they might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be impaired. As of December 31, 2007 we had working capital of $352,594. If we are unable to generate sufficient revenues to cover operating expenses or raise additional funds, we will unlikely establish or maintain our business operations. We currently have no other plans or arrangements to raise capital for our business.

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

Our shares are not currently traded on any stock market and there is no assurance that our shares can be resold and if resold at a price that reflects our earnings, book value, or any other recognized criteria of value. At the present time there is no public market for our Common shares and we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. We will endeavor to have our shares listed for trading on the Bulletin Board operated by the National Association of Securities Dealers but we cannot give any assurance that we will be successful in our endeavor and it is possible that our shares will never trade.

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

Our President owns 74% of the shares in the company, allowing her to control the company's future direction. Our president controls all matters subject to stockholder's vote. See "Security Ownership of Certain Beneficial Owners and Management."

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

At March 25, 2008, there were 6,757,200 common shares issued and outstanding.

(b) Holders

At March 25, 2008, there were 71 holder of record.

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

Our securities consist of common stock with a par value of $0.00001 per share. Our authorized capital is 50,000,000 common shares of which 6,757,200 common shares are issued and outstanding as of March 25, 2008. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 74% of the outstanding shares of the company's common stock and is in a position to control all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 43,242,800 common stock shares are authorized but unissued as of March 25, 2008. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Craft College by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Craft College.

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

Use of Proceeds from Registered Securities

The Company's SB-2 registration statement, file number 333-135661 was declared effective by the Securities and Exchange Commission on November 2, 2006. The offering closed on April 25, 2007 and 1,007,200 shares were issued for $ 251,800. The use of proceeds through December 31, 2007 are as follows:

Audit	$2,392
Advertising	507
Web site upgrade	548
Travel/trade shows	386
Working capital	12,448

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(b) Results of Operations

For the year ended December 31, 2007 the Company realized revenues of $57,063 (2006 - $ 6,366), a gross profit of $50,528 (2006 - $4,071), and operating income of $3,213 compared to a losses of $45,809 for the previous year. The major components to expenses faced by the Company for the period was consulting of $29,600 (2006 - $19,200), accounting of $6,033 (2006 - $1,106), and audit of $ 2,392 (2006 - $24,881). The balance of expenses were transfer agent of $2,203 (2006 - $nil), telephone and communication of $1,230 (2006 - $470), management fees of $1,000 (2006 - $ nil), rent of $857 (2006 - $2,192), meals and entertainment of $583 (2006 - $nil), web site of $548 (2005 - $350), advertising of $507 (2006 - $612), travel of $386 (2006 - $nil), bank charges and interest of $236 (2006 - $185), legal fees of $175 (2006 - $335), office of $131 (2006 - $377), and loss on exchange of $1,434 (2006 - loss of $170). As of December 31, 2007 the Company had $382,849 in cash as compared to $101,529 at December 31, 2006. Total assets at December 31, 2007 were $391,729 (2006 - $114,707). Total liabilities as of December 31, 2007 were $29,790 (2006 - $26,458) and there was no long term debt at either year end.

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

Liquidity and Capital Resources

During the year ended December 31, 2007 we secured $251,800 in capital through the issuing of 1,007,200 common stock pursuant to an SB-2 registration statement.

At December 31, 2007 our current assets totaled $391,729 (2006 - $114,707). These assets consisted of $382,849 (2006 - $101,529) in cash, $295 (2006 - $856) in accounts receivable, and $1,259 (2006 - $4,728) in inventory. Our current liabilities at year end were $29,790 (2006 - $26,458). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We have sufficient cash to carry out our normal operations for the next twelve months. To the extent that we may require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(c) Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

CRAFT COLLEGE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007 and 2006

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Craft College, Inc.

We have audited the accompanying balance sheets of Craft College, Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has incurred operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada	"K R. Margetson Ltd."
March 27, 2008	Chartered Accountant

PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 604-885-2834
CANADA	E-MAIL: keith@krmargetson.com

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 382,849	$ 101,529
Accounts Receivable	295	856
Inventory (Note 3)	1,259	4,728

	384,403	107,113
DVD PRODUCTION COST (Note 6)	7,326	7,594

TOTAL ASSETS	$ 391,729	$ 114,707

LIABILITIES

CURRENT LIABILITIES
Accounts payable	9,790	20,458
Accrued liabilities	-	6,000
Due to related party (Note 4)	20,000	-

Total Liabilities	29,790	26,458

STOCKHOLDER'S EQUITY
Common Stock
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
6,757,200 and 5,750,000 shares	68	58
Additional Paid-in Capital	364,461	112,641
Donated capital	88,641	79,071
Accumulated other comprehensive income	9,077	-
Deficit Accumulated During the Development Stage	(100,308)	(103,521)

Total Stockholder's Equity	361,939	88,249

Total Liabilities and Stockholder's Equity	$ 391,729	$ 114,707

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			Accumulated from
			December 6, 2004
	Year ended	Year ended	(Date of Inception)
	December 31	December 31	December 31
	2007	2006	2007

REVENUE	$ 57,063	$ 6,366	$ 70,578

COST OF GOODS SOLD	(6,535)	(2,295)	(11,545)

GROSS PROFIT	50,528	4,071	59,033

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	507	612	1,119
Accounting	6,033	1,106	7,139
Audit	2,392	24,881	35,375
Bank charges and interest	236	185	599
Consulting (Note 4)	29,600	19,200	82,774
Impairment of technology	-	2	2
Loss (gain) on exchange	1,434	170	2,051
Legal fees	175	335	2,094
Management fees	1,000	-	1,000
Meals and entertainment	583	-	583
Office	131	377	2,292
Rent	857	2,192	11,996
Telephone and communication	1,230	470	8,404
Travel	386	-	386
Web site	548	350	1,324
Transfer Agent	2,203	-	2,203

	(47,315)	(49,880)	(159,341)

Net income (loss)	$ 3,213	$ (45,809)	$ (100,308)

Basic and diluted net loss per share	($0.00)	($0.01)

Weighted average shares outstanding	6,443,925	3,257,534

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE INC.
(a development stage enterprise)
STATEMENT OF STOCKHOLDER'S EQUITY

For the period from inception on December 6, 2004 to December, 2007

						Deficit
					Accumulated	Accumulated
			Additional		other	During the	Total
	Common Stock		Paid-in	Donated	comprehensive	Development	Stockholders'

	Shares	Amount	Capital	Capital	income	Stage	Equity(Deficiency)

Balance on December 06, 2004		$ -	$ -	$ -	$ -	$ -	$ -

Contributed Capital	-	-	-	675	-	-	675

Net loss for the period	-	-	-	-	-	(5,212)	(5,212)

Balance on December 31, 2004	-	-	-	675	-	(5,212)	$ (4,537)

Contributed Capital	-	-	-	55,323	-	-	55,323

Net loss for the year	-	-	-	-	-	(52,500)	(52,500)

Balance on December 31, 2005	-	-	-	55,998	-	(57,712)	(1,714)

Contributed Capital	-	-	-	23,043	-	-	23,043

Issue of 750,000 common shares for
assets at $0.017 per share on February 23, 2006	750,000	8	12,721	-	-	-	12,729

Issue of 5,000,000 common shares
for cash at $0.02 per share on
June 25, 2006	5,000,000	50	99,950	-	-	-	100,000

Net loss for the year	-	-	-	-	-	(45,809)	(45,809)

Balance on December 31, 2006	5,750,000	58	112,671	79,041	-	(103,521)	88,249

Contributed Capital	-	-	-	9,600	-	-	9,600

Issue of 1,007,200 common shares
for cash at $0.25 per share on
April 25, 2007	1,007,200	10	251,790	-	-	-	251,800

Comprehensive income
Net income for the year	-	-	-	-	-	3,213	3,213
Foreign currency translation	-	-	-	-	9,077	-	9,077

Balance on December 31, 2007	6,757,200	68	364,461	88,641	9,077	(100,308)	361,939

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Accumulated from
			December 06, 2004
	Year ended	Year ended	(Date of Inception)
	December 31	December 31	to December 31
	2007	2006	2007

OPERATING ACTIVITIES
Gain (loss) from operations	$ 3,213	$ (45,809)	$ (100,308)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	9,600	19,200	62,775
Amortization of deferred DVD production costs	268	621	1,669
Contributions by American Media Systems Co.	-	16,571	33,494
Impairment of technology	-	2	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	(10,668)	13,156	9,791
Accrued liabilities	(6,000)	2,094	-
Advances from a related party	20,000	(3,387)	20,000
Prepaid expenses	-	1,146	-
Accounts receivable	561	269	(295)
Inventory	3,469	(2,334)	(1,259)

Cash Provided by operating activities	20,443	1,529	26,169

FINANCING ACTIVITIES
Issuance of common stock for cash	251,800	100,000	351,800

Net Cash Provided By Financing Activities	251,800	100,000	351,800

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

		-	-
Net Cash Used In Investing Activities	-	-	(4,197)

Increase in Cash and Cash Equivalents	272,243	101,529	373,772

Effect of foreign currency translation on cash and cash equivalents	9,077	-	9,077

CASH AT BEGINNING OF PERIOD	101,529	-	-

CASH AT END OF PERIOD	382,849	101,529	382,849

Non-Cash Financing Activities

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange loss	1,434	170	2,051

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ 9,600	$ 23,043	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ 12,728	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

American Media Systems Co.'s initial business was the Craft College business. From April of 2005 American Media Systems Co. started providing aerial cinematography and production work as a second business segment. Since that date the Predecessor's management allocated its time and the Predecessor's resources equally between the two business segments. Based on this, all of American Media Systems Co.'s general and administrative expenses prior to April of 2005 have been recognized by the Company and starting April of 2005 until February 23, 2006, 50% of the Predecessors general and administrative expenses were recognized by the Company. During that period, the Predecessor's accounts receivable have been recognized when the sale that generated the accounts receivable was related to the Craft College business segment; its accounts payable have been recognized on the same terms as the corresponding general and administrative expenses. Depreciation expenses are recognized by Craft College when the underlying assets have been acquired from its Predecessor. All direct general and administrative expenses of the Predecessor that do not relate directly to Craft College Inc. have not been included in these financial statements. Those assets that Craft College purchased from its Predecessor are fully recognized in these financial statements (see Note 6).

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

DECEMBER 31, 2007 AND 2006

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2007 the Company has cash and cash equivalents in the amount of $382,849 (2006 - $101,529).

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

ii. The Customer takes ownership and assumes risk of loss

iii. The Company is reasonably assured that the revenue is collectible.

(e) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $507 for the period ended December 31, 2007, (2006 - $612).

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Stock-Based Compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2007 the Company has not issued any stock options or similar equity instruments.

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

(h) Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the year ended December 31, 2006 the Company's financial statements include none of the additional elements that affect comprehensive income. For the 2007 year, the Company's other comprehensive income represented foreign currency translation adjustments.

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

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(p) Accounts Receivables

Accounts receivables are reviewed on an account by account basis for non-recoverability. Delinquent receivables are charged to operations when management has exhausted all practical means of recovering outstanding funds. There were no amounts charged to operations in the year ended December 31, 2007 (2006 - $Nil) on account of estimated non-recoverable accounts receivable.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q) Foreign Currency Translations

The Company's functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses arising from foreign currency transactions are included in the determination of net income for the respective preriods. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholder's equity.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(s) Comparative amounts

Certain amounts included in the 2006 financial statements have been reclassified to conform with the presentation used in 2007. These classifications have no effect on reported total assets, liabilities, stockholders' equity or net income.

(t) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(t) Recent Accounting Pronouncements (continued)

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

NOTE 3 - INVENTORY

	December 31,	December 31,
	2007	2006
	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	1,259	4,728

	1,259	4,728

Finished goods inventory as at December 31, 2007 and December 31, 2006 and consists of educational craft and hobby DVDs.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the year ended December 31, 2007, the Company received $9,600 of donated consulting services from its President (2006 $ 4,800).

(ii) As of December 31, 2007, the Company owes $20,000 to the President of the Company for consulting services.

The transactions between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 5 - INTELLECTUAL PROPERTY

On February 23, 2006 the Company purchased the intellectual property to the Mentor Series of Instructional DVDs and the Craft College Series of Instructional DVDs for total consideration of $2 from American Media Systems Co., its parent company (see further Note 7). The value of the Intellectual Property was written down to nil during the year ending December 31, 2006.

NOTE 6 - DEFERRED DVD PRODUCTION COSTS

	December 31,			December 31,
	2007			2006

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Knitting DVD production costs	8,995	1,669	7,326	8,995	1,401	7,594

	8,995	1,669	7,326	8,995	1,401	7,594

NOTE 7 - COMMON STOCK

During the year ended December 31, 2007, the Company completed its initial public offering by issuing 1,007,200 shares at a price of $0.25 per share for total proceeds of $251,800.

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

There are no shares subject to warrants, options or other agreements as at December 31, 2007.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 8 - INCOME TAXES

The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

			Cumulative from
			Inception on
			December 6, 2004
			through
	December 31,	December 31,	December 31,
	2007	2006	2007

	$	$	$

Statutory and effective tax rates	35%	35%	35%

Income taxes expense (recovery) at the
effective tax rate	1,125	(16,033)	(35,108)

Permanent timing difference:
Donated services	(3,360)	(8,065)	(31,024)

Tax losses carryforward recognized (deferred)	4,485	(7,968)	(4,084)

Corporate income tax expense and
corporate income taxes payable	-	-	-

	December 31,	December 31,
	2007	2006

	$	$

Tax loss carryforward (expiring 2027)	4,084	8,569

Less: valuation allowance	(4,084)	(8,569)

Deferred tax asset	-	-

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

Name	Age	Position

Patricia Castillo	41	President, Chief Financial Officer, and Director

Dario Passadore	38	Director

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

(e) Audit committee financial expert

The Issuer has determined that it does not have an audit committee financial expert serving on its audit committee. The Issuer has been unable to nominate an individual with the required expertise to stand for election to the Issuer's Board of Directors.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to Form 10-KSB for the year ending December 31, 2006. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to Form 10-KSB for the year ending December 31, 2006. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Annual Compensation

(a)	(b)	(c)	(d)	(e)

Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Patricia Castillo President, CEO & Director	2007 2006	20,000 Nil	Nil Nil	Ni Nil

Dario Passadore, Director	2007 2006	Nil Nil	Nil Nil	Nil Nil

Option/SAR Grants

There were no option/SAR Grants during the 2007 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2007 fiscal years and there are no stock options outstanding at December 31, 2007 or at the date of this report.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of March 25, 2008, we had an authorized share capital of 50,000,000 common shares with a par value of $0.00001 per share of which 6,757,200 shares are issued and outstanding.

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

Title of class (1)	Name and address of beneficial owner (2)	Amount and nature of beneficial owner (3)	Percent of class (4)

Common	Patricia Castillo 1950 Stemmons Freeway, Suite 5001, Dallas Texas, 75207	5,000,000	74%

Common	Dario Passadore 1950 Stemmons Freeway, Suite 5001, Dallas Texas, 75207	0	0

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

Transactions with Promoter

In addition to her position in our management, Ms. Castillo is also our only promoter.

ITEM 13. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

4.1	Specimen Stock Certificate (1)

10.1	Agency agreement with Brand Specialists LLC (1)

10.2	Agency agreement with Memories Complete (1)

14.1	Code of ethics (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-135661.
(2) Incorporated herein by reference from our Form 10-KSB for the year ending December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our registration statement on Form SB-2 and the audit of our annual financial statements for the fiscal year ending December 31, 2007 were $2,392 and $24,881 for the year ending December 31, 2006.

1. Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal year ended September 30, 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2007 was $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Craft College Inc.

Date:	March 31, 2008	By:	PATRICIA CASTILLO

Patricia Castillo, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2008	By:	PATRICIA CASTILLO

Patricia Castillo, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

Date:	March 31, 2008	By:	DARIO PASSADORE

Dario Passadore Director