Form 10QSB
period 2008-03-31
Craft College Inc
filed 2008-05-15
CIK 1364544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.0001 par value per share: 6,757,200 outstanding as of May 14, 2008.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	March 31	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 370,618	$ 382,849
Accounts Receivable	949	295
Inventory (Note 3)	1,319	1,259

	372,886	384,403
DVD PRODUCTION COST (Note 3)	7,326	7,326

TOTAL ASSETS	$ 380,212	$ 391,729

LIABILITIES

CURRENT LIABILITIES
Accounts payable	13,562	9,790
Accrued liabilities	5,300	-
Due to related party (Note 4)	27,500	20,000

Total Liabilities	46,362	29,790

STOCKHOLDER'S EQUITY
COMMON STOCK
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
6,757,200	68	68
Additional Paid-in Capital	364,461	364,461
Donated Capital	88,641	88,641
Accumulated other comprehensive income (loss)	-	9,077
Deficit Accumulated During the Development Stage	(119,320)	(100,308)

Total Stockholder's Equity	333,850	361,939

Total Liabilities and Stockholder's Equity	$ 380,212	$ 391,729

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			Accumulated from
	Three months	Three months	December 6, 2004
	ended	ended	(Date of Inception)
	March 31	March 31	March 31
	2008	2007	2008

REVENUE	$ 1,211	$ 822	$ 71,789

COST OF GOODS SOLD	(1,799)	(733)	(13,344)

GROSS PROFIT	(588)	89	58,445

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	-	60	1,119
Accounting	1,919	1,305	9,058
Audit	5,300	465	40,675
Bank charges and interest	125	32	724
Consulting (Note 4)	7,500	7,200	90,274
Impairment of technology	-	-	2
Loss (gain) on exchange	2,403	(1,359)	4,454
Legal fees	187	175	2,281
Management fees	-	1,000	1,000
Meals and entertainment	159	70	742
Office	-	29	2,292
Rent	225	183	12,221
Telephone and communication	34	30	8,438
Travel	-	192	386
Web site	35	-	1,359
Transfer Agent	537	-	2,740

	(18,424)	(9,382)	(177,765)

Net (loss)	$ (19,012)	$ (9,293)	$ (119,320)

Accumulated other comprehensive loss
Foreign currency translation adjustment	(9,077)	-	-

Comprehensive (loss)	(22,789)	(9,293)	(114,020)

Basic and diluted net loss per share	($0.00)	($0.00)

Weighted average shares outstanding	6,757,200	5,750,000

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Accumulated from
	Three months	Three months	December 06, 2004
	ended	ended	(Date of Inception)
	March 31	March 31	to March 31
	2008	2007	2008

OPERATING ACTIVITIES
Gain (loss) from operations	$ (19,012)	$ (9,293)	$ (119,320)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	-	7,200	62,775
Amortization of deferred DVD production costs	-	268	1,669
Contributions by American Media Systems Co.	-	-	33,494
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	3,772	(10,522)	13,563
Accrued liabilities	5,300	-	5,300
Advances from a related party	7,500	-	27,500
Prepaid expenses	-	-	-
Accounts receivable	(654)	291	(949)
Inventory	(60)	108	(1,319)

Cash Provided by operating activities	(3,154)	(11,948)	23,015

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	351,800

Net Cash Provided By Financing Activities	-	-	351,800

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

		-	-
Net Cash Used In Investing Activities	-	-	(4,197)

Increase in Cash and Cash Equivalents	(3,154)	(11,948)	370,618

Effect of foreign currency translation on cash and cash equivalents	(9,077)	-	-

CASH AT BEGINNING OF PERIOD	382,849	101,529	-

CASH AT END OF PERIOD	370,618	89,581	370,618

Non-Cash Financing Activities

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange (gain) loss	2,403	1,359	4,454

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ -	$ 7,200	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ -	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 1 - INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 2 - INVENTORY

	March 31,	December 31,
	2008	2007
	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	1,319	1,259

	1,319	1,259

Finished goods inventory as at March 31, 2008 consists of educational craft and hobby DVDs.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 3 - DEFERRED DVD PRODUCTION COSTS

	March 31,			December 31,
	2008			2007

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Knitting DVD production costs	8,215	889	7,326	8,215	889	7,326

	8,215	889	7,326	8,215	889	7,326

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the quarter ended March 31, 2008, the Company received $nil of donated consulting services from its President (2007 $ 7,200).

(ii) As of March 31, 2008, the Company owes $27,500 to the President of the Company for consulting services, of which $7,500 was incurred in the three month period ended March 31, 2008. The debt is non-interest bearing and has no stated repayment terms.

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

There are no shares subject to warrants, options or other agreements as at March 31, 2008.

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

The Company's initial public offering was completed successfully during April of last year. Our specific goal is to develop and execute a comprehensive marketing plan to attract new clients. We intend to accomplish the foregoing through the following milestones:

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the three months ending March 31, 2008 we realized sales of $1,211 (2007 - $ 822) and gross margin of negative $588 (2007 - $89). Our revenues are generated from the sale of instructional DVDs.

During the three months ending March 31, 2007, we incurred a loss from operations of $22,789 (2007 - loss of $9,293). The major components to expenses faced by the company during the three months were consulting fees of $7,500 (2006 - $7,200), audit of $5,300 (2007 - $465), accounting of $1,919 (2007 - $1,305), transfer agent fees of $537 (2007 - $nil), and foreign exchange loss of $2,403 (2007 - gain of $1,359). The balance of our expenses during the three months have been rent of $225 (2007 - $183), legal fees of $187 (2007 - $175), meals and entertainment of $159 (2007 - $70), bank and interest of $125 (2007 - $32), web site of $35 (2007 - $nil), and telephone and communication of $34 (2007 - $ 30).

As of March 31, 2008 the Company has current assets of $372,886 compared to $384,403 at December 31, 2007 and Deferred DVD Production cost of $7,326 (2007 - $7,326). The Company further has current liabilities of $46,362 compared to $29,790 at December 31, 2007. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Audit	$2,392
Advertising	507
Web site	583
Travel/trade shows	386
Working capital	15,634

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

Craft College Inc. (Registrant)

Dated: May 14, 2008	BY:	/s/ PATRICIA CASTILLO Patricia Castillo Principal Executive Officer and Principal Financial Officer