Form 10-Q
period 2008-06-30
Craft College Inc
filed 2008-08-14
CIK 1364544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-135661

CRAFT COLLEGE INC.

(Exact name of registrant as specified in its charter)

UTAH	20-4475522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1950 Stemmons Freeway, Suite 5001, Dallas TX         75207

(Address of principal executive offices)                                                                  (Zip Code)

Registrant’s telephone number, including area code:    (866) 591-9672

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐             Accelerated filer ☐

Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.00001 par value per share: 6,757,200 outstanding as of August 11, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	June 30	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

Current assets
Cash and cash equivalents	$ 367,922	$ 382,849
Accounts Receivable	-	295
Inventory (Note 2)	1,402	1,259

	369,324	384,403
DVD production cost (Note 3)	7,326	7,326

Total assets	$ 376,650	$ 391,729

LIABILITIES

Current liabilities
Accounts payable	9,927	9,790
Accrued liabilities	6,103	-
Due to related party (Note 4)	35,000	20,000

Total Liabilities	51,030	29,790

Going Concern (Note 1)

STOCKHOLDER'S EQUITY
Common stock (Note 5)
Authorized: 50,000,000 shares, $0.00001 par value;
Issued and outstanding: 6,757,200	68	68
Additional Paid-in Capital	364,461	364,461
Donated Capital	88,641	88,641
Accumulated other comprehensive income (loss)	-	9,077
Deficit Accumulated During the Development Stage	(127,550)	(100,308)

Total stockholder's equity	325,620	361,939

Total liabilities and stockholder's equity	$ 376,650	$ 391,729

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC
(A Development Stage Company
STATEMENT OF OPERATIONS
(Unaudited)

					Accumulated from
	Six months	Six months	Three months	Three months	December 6, 2004
	ended	ended	ended	ended	(Date of Inception)
	June 30	June 30	June 30	June 30	June 30
	2008	2007	2008	2007	2008

REVENUE	$ 1,489	$ 56,510	$ 278	$ 55,688	$ 72,067

COST OF GOODS SOLD	(2,548)	(4,312)	(749)	(3,579)	(14,093)

GROSS PROFIT	(1,059)	52,198	(471)	52,109	57,974

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	-	507	-	447	1,119
Accounting	3,048	2,422	1,129	1,117	10,187
Audit	6,103	1,451	803	987	41,478
Bank charges and interest	176	58	51	26	775
Consulting (Note 4)	15,000	14,600	7,500	7,400	97,774
Impairment of technology	-	-	-	-	2
Loss (gain) on exchange	161	(8,552)	(2,242)	(7,193)	2,212
Legal fees	187	175	-	-	2,281
Management fees	-	1,000	-	-	1,000
Meals and entertainment	159	113	-	43	742
Office	28	85	28	57	2,320
Rent	450	408	225	225	12,446
Telephone and communications	64	442	30	412	8,468
Travel	-	232	-	40	386
Web site	264	155	229	155	1,588
Transfer Agent	543	500	6	500	2,746

	(26,183)	(13,596)	(7,759)	(4,216)	(185,524)

NET INCOME (LOSS)	$ (27,242)	$ 38,602	$ (8,230)	$ 47,893	$ (127,550)

Basic and diluted net earnings (loss) per share	($0.00)	$0.01	($0.00)	$0.01

Weighted average shares outstanding	6,757,200	6,111,702	6,757,200	6,469,429

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Accumulated from
	Six months	Six months	December 06, 2004
	ended	ended	(Date of Inception)
	June 30	June 30	to June 30
	2008	2007	2008

OPERATING ACTIVITIES
Gain (loss) from operations	$ (27,242)	$ 38,602	$ (127,550)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	-	9,600	62,775
Amortization of deferred DVD production costs	-	268	1,669
Contributions by American Media Systems Co.	-	-	33,494
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	137	(9,371)	9,915
Accrued liabilities	6,103	(6,000)	6,103
Accounts receivable	295	(54,819)	13
Inventory	(143)	3,289	(1,402)

Cash Provided by operating activities	(20,850)	(18,431)	(14,681)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	251,800	351,800
Advances from a related party	15,000	5,000	35,000

Net Cash Provided By Financing Activities	15,000	256,800	386,800

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

Net Cash Used In Investing Activities	-	-	(4,197)

INCREASE IN CASH AND CASH EQUIVALENTS	(5,850)	238,369	367,922

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(9,077)	-	-

CASH AT BEGINNING OF PERIOD	382,849	101,529	-

CASH AT END OF PERIOD	367,922	339,898	367,922

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange (gain) loss	161	(8,552)	2,212

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ -	$ 9,600	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ -	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 - INTERIM REPORTING AND CONTINUING OPERATIONS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 2 - INVENTORY

	June 30,	December 31,
	2008	2007
	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	1,402	1,259

	1,402	1,259

Finished goods inventory as at June 30, 2008 consists of educational craft and hobby DVDs.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 3 - DEFERRED DVD PRODUCTION COSTS

	June 30,			December 31,
	2008			2007

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Knitting DVD production costs	8,215	889	7,326	8,215	889	7,326

	8,215	889	7,326	8,215	889	7,326

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the quarter ended June 30, 2008, the Company received $nil of donated consulting services from its President (2007 $ 9,600).

(ii) As of June 30, 2008, the Company owes $35,000 to the President of the Company for consulting services, of which $15,000 was incurred in the six month period ended June 30, 2008. The debt is non-interest bearing and has no stated repayment terms.

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

There are no shares subject to warrants, options or other agreements as at June 30, 2008.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

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

Craft College Inc. is a Utah company incorporated on February 23, 2006 as a wholly owned subsidiary of American Media Systems Co. ("AMS"). AMS is our predecessor and the historical financial information in this 10-Q includes AMS' DVD business. On May 31, 2006 AMS sold all its shares of Craft College Inc, representing all issued and outstanding shares in the company. As a consequence of this sale we became an independent company. We are a development stage company that writes, pre-produces, and markets instructional DVDs for the hobby and craft market.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the six months ending June 30, 2008 we realized sales of $1,489 (2007 - $ 56,510) and gross margin of negative $1,059 (2007 - $52,198). Our revenues are generated from the sale of instructional DVDs.

During the six months ending June 30, 2008, we incurred a loss from operations of $27,242 (2007 - profit of $38,602). The major components to expenses faced by the company during the six months were consulting fees of $15,000 (2007 - $14,600), audit of $6,103 (2007 - $1,451), accounting of $3,048 (2007 - $2,422), transfer agent fees of $543 (2007 - $500), and rent of $450 (2007 - $408). The balance of our expenses during the three months have been legal fees of $187 (2007 - $175), meals and entertainment of $159 (2007 - $175), bank and interest of $176 (2007 - $58), web site of $264 (2007 - $155), telephone and communication of $64 (2007 - $ 442), foreign exchange loss of $161 (2007 - gain of $8,552), and office expenses of $28 (2007 - $ 85).

As of June 30, 2008 the Company has current assets of $369,324 compared to $384,403 at December 31, 2007 and Deferred DVD Production cost of $7,326 (2007 - $7,326). The Company further has current liabilities of $51,030 compared to $29,790 at December 31, 2007. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

In March 2008, the FASB issued SFAS No. 161 "Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133" (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

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

Item 4T. Controls and Procedures

N/A

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A

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

Audit	$3,195

Advertising	507

Web site	812

Travel/trade shows	386

Working capital	17,103

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

Craft College Inc. (Registrant)

Dated: August 11, 2008	BY:	PAT CASTILLO Pat Castillo Principal Executive Officer and Principal Financial Officer