Form 10KSB/A
period 2007-12-31
Craft College Inc
filed 2008-08-18
CIK 1364544

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

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 . Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal year ended December 31, 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2007 was $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Craft College Inc.

Date:	August 15, 2008	By:	PATRICIA CASTILLO

Patricia Castillo, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 15, 2008	By:	PATRICIA CASTILLO

Patricia Castillo, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

Date:	August 15, 2008	By:	DARIO PASSADORE

Dario Passadore Director