Form 10-Q
period 2008-09-30
Craft College Inc
filed 2008-11-14
CIK 1364544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-135661

CRAFT COLLEGE INC.

(Exact name of registrant as specified in its charter)

UTAH	20-4475522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Bourn Avenue, Suite E, Rockwall TX                                                75087

(Address of principal executive offices)                                                                  (Zip Code)

Registrant’s telephone number, including area code:    (866) 591-9672

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.00001 par value per share: 6,757,200 outstanding as of October 30, 2008.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements. CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	September 30	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 346,252	$ 382,849
Accounts Receivable	-	295
Inventory (Note 3)	1,487	1,259

	347,739	384,403
DVD PRODUCTION COST (Note 4)	7,326	7,326

Total assets	$ 355,065	$ 391,729

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$ 17,393	$ 9,790
Accrued liabilities	700	-
Due to related party (Note 5)	42,500	20,000

Total Liabilities	60,593	29,790

STOCKHOLDERS' EQUITY
COMMON STOCK (Note 6)
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
6,757,200	68	68
Additional Paid-in Capital	364,461	364,461
Donated Capital	88,641	88,641
Accumulated other comprehensive income	-	9,077
Deficit Accumulated During the Development Stage	(158,698)	(100,308)

Total Stockholders' Equity	294,472	361,939

Total Liabilities and Stockholders' Equity	$ 355,065	$ 391,729

Going Concern (Note 1) The accompanying notes are an integral part of these financial statements

/TR>
CRAFT COLLEGE, INC
(A Development Stage Company
STATEMENT OF OPERATIONS
(Unaudited)

						Accumulated from
		Nine months	Nine months	Three months	Three months	December 6, 2004
		ended	ended	ended	ended	(Date of Inception)
		September 30	September 30	September 30	September 30	September 30
		2008	2007	2008	2007	2008

REVENUE		$ 2,535	$ 56,613	$ 1,046	$ 104	$ 73,113

COST OF GOODS SOLD		(4,045)	(5,442)	(1,497)	(1,131)	(15,590)

GROSS PROFIT		(1,510)	51,171	(451)	(1,027)	57,523

GENERAL AND ADMINISTRATIVE EXPENSES
	Advertising	-	507	-	-	1,119
	Accounting	4,469	4,269	1,421	1,846	11,608
	Audit	6,983	2,392	880	940	42,358
	Bank charges and interest	226	77	50	20	825
	Consulting (Note 5)	22,500	22,100	7,500	7,500	105,274
	Impairment of technology	-	-	-	-	2
	Loss (gain) on exchange	11,234	(15,040)	11,073	(6,488)	13,285
	Legal fees	187	175	-	-	2,281
	Management fees	-	1,000	-	-	1,000
	Meals and entertainment	1,047	291	888	177	1,630
	Office	28	98	-	14	2,320
	Rent	675	633	225	225	12,671
	Telephone and communications	64	839	-	397	8,468
	Travel	8,311	366	8,311	134	8,697
	Web site	613	548	349	393	1,937
	Transfer Agent	543	2,203	-	1,703	2,746

		(56,880)	(20,458)	(30,697)	(6,861)	(216,221)

Net income (loss)	$ (58,390)		$ 30,713	$ (31,148)	$ (7,888)	$ (158,698)

Basic and diluted net earnings (loss) per share	($0.01)		$0.00	($0.00)	($0.00)

Weighted average shares outstanding	6,757,200		6,329,232	6,757,200	6,757,200

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Accumulated from
	Nine months	Nine months	December 06, 2004
	ended	ended	(Date of Inception)
	September 30	September 30	to September 30
	2008	2007	2008

OPERATING ACTIVITIES
Gain (loss) from operations	$ (58,390)	$ 30,713	$ (158,698)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	-	9,600	62,775
Amortization of deferred DVD production costs	-	268	1,669
Contributions by American Media Systems Co.	-	-	33,494
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	7,603	(10,137)	17,394
Accrued liabilities	700	(6,000)	700
Accounts receivable	295	(53,647)	-
Inventory	(228)	3,600	(1,487)

Cash Provided by Operating Activities	(50,020)	(25,603)	(43,851)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	251,800	351,800
Advances from a related party	22,500	12,500	42,500

Net Cash Provided By Financing Activities	22,500	264,300	394,300

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

Net Cash Used In Investing Activities	-	-	(4,197)

INCREASE IN CASH AND CASH EQUIVALENTS	(27,520)	238,697	346,252

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(9,077)	-	-

CASH AT BEGINNING OF PERIOD	382,849	101,529	-

CASH AT END OF PERIOD	$ 346,252	$ 340,226	$ 346,252

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange (gain) loss	$ 11,234	$ (15,040)	$ 13,285

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ -	$ 9,600	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ -	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 - INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements but does not expect it to have a material effect.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements but does not expect it to have a material effect.

In March 2008, the FASB issued SFAS No. 161 "Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133" (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 on its financial statements but does not expect it to have a material effect.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 3 - INVENTORY

	September 30,	December 31,
	2008	2007
	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	1,487	1,259

	1,487	1,259

Finished goods inventory as at September 30, 2008 consists of educational craft and hobby DVDs.

NOTE 4 - DEFERRED DVD PRODUCTION COSTS

	September 30,			December 31,
	2008			2007

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Knitting DVD production costs	8,215	889	7,326	8,215	889	7,326

	8,215	889	7,326	8,215	889	7,326

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the quarter ended September 30, 2008, the Company received $nil of donated consulting services from its President (2007 $ 9,600).

(ii) As of September 30, 2008, the Company owes $42,500 to the President of the Company for consulting services, of which $22,500 was incurred in the nine month period ended September 30, 2008. The debt is non-interest bearing and has no stated repayment terms. Effective October 20, 2008, the President resigned as an Officer and Director of the Company.

The transactions between the Company and the related party were consummated at the price agreed upon by the parties.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 6 - COMMON STOCK

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

There are no shares subject to warrants, options or other agreements as at September 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Our registered office is located at 136 East South Temple, Suite 2100 Salt Lake City, UT 84111 and we maintain a corporate office at 101 Bourn Avenue, Suite E, Rockwall, Texas, 75087. Our telephone number is 1-866-891-9672 and our websites are www.craftcollege.com and www.go-flyfishing.com.

Employees and Consultants

The Registrant has no employees. The company's interim President, Dario Passadore is retained as a consultant.

Results of Operations.

During the nine months ending September 30, 2008 we realized sales of $2,535 (2007 - $ 56,613) and gross margin of negative $1,510 (2007 - $51,171). Our revenues are generated from the sale of instructional DVDs.

During the nine months ending September 30, 2008, we incurred a loss from operations of $58,390 (2007 - profit of $30,713). The major components to expenses faced by the company during the nine months were consulting fees of $22,500 (2007 - $22,100), audit of $6,983 (2007 - $2,392), accounting of $4,469 (2007 - $4,269), transfer agent fees of $543 (2007 - $2,203), and rent of $675 (2007 - $633). The balance of our expenses during the nine months have been legal fees of $187 (2007 - $175), meals and entertainment of $1,047 (2007 - $291), bank and interest of $226 (2007 - $77), web site of $613 (2007 - $548), telephone and communication of $64 (2007 - $ 839), foreign exchange loss of $11,234 (2007 - gain of $15,040), and office expenses of $28 (2007 - $ 98).

As of September 30, 2008 the Company has current assets of $347,739 compared to $384,403 at December 31, 2007 and Deferred DVD Production cost of $7,326 (2007 - $7,326). The Company further has current liabilities of $60,593compared to $29,790 at December 31, 2007. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Our specific goal is to expand the distribution of our product through retailers, through our web sites, and through other non-proprietary web sites. With the funds we currently have our priority of expenditures is to pay rent, legal, audit and transfer agent fees and those fees related to our Exchange Act reporting obligations. Second, to secure additional agency agreements and distribution channels through retailers, third to market our product over the Internet, and forth to participate in trade shows.

We are marketing our products through a number of retailers and online and utilize inbound links that connect directly to our website from external sites. Potential customers can simply click on these links and connect to our website from search engines such as Google and Overture and community and affinity sites.

We will continue to build upon our existing Internet and retail distribution channels over the next six (6) to twelve (12) months. This will include the production of additional marketing materials, including PowerPoint presentations, trade show exhibit material, and other similar media materials. Additionally and as part of our distribution and marketing campaign, we will market and sell our products online and through established retailers.

Our marketing plan calls for the utilization of agents to secure distribution through multi-store chains and mass merchandisers such as Wal-Mart and Michaels. We have agreements with Brand Specialists and Memories Complete and are in discussions with additional agents and retailers to secure distribution in the U.S., Canada, and through select Asian markets.

For the numerous small specialty stores in the United States and Canada we will seek to penetrate this market through the use of business-to-business members only warehouses such as Sams Club and Costco. Business-to-business stores are retailers whose customers are primarily buying products for resale to other consumers.

To increase our exposure we will also participate in several trade shows such as the Craft and Hobby Association trade show in January of 2009 and the Hong Kong Gifts and Premium Fair in April 2009. Our President will participate in the trade shows on our behalf.

In order to penetrate the Asian markets we will translate the content of our instructional DVD to Chinese and Japanese. The content of the DVDs are in the process of being translated and re-recorded. We anticipate the have the current titles completed and ready for shipping by the end of the first quarter of 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter covered by this report management made changes to our disclosure controls and procedures in an effort to ensure that all requirements of the Exchange Act are met in disclosure documents. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Audit	$4,075
Advertising	507
Web site	1,162
Travel/trade shows	8,697
Working capital	20,192

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Craft College Inc. (Registrant)

Dated: November 11, 2008	BY:	DARIO PASSADORE Dario Passadore Interim Principal Executive Officer and Principal Financial Officer