Form 10-K
period 2008-12-31
Craft College Inc
filed 2009-04-02
CIK 1364544

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

OR
Transition Report pursuant to section 13 or 15(d) of the Securities Exchange

Act of 1934

Commission File #333-135661

CRAFT COLLEGE INC.
(Name of Small Business Issuer in its charter)

Utah	20-4475522
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

101 Bourn Avenue, Suite E, Rockwall, TX 75087
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
NO X YES

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X No

The issuer's revenues for its most recent fiscal year: $2,642.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of March 20, 2009 is: $1,800,000

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2008 and March 20, 2009: 6,757,200 Shares Common Stock. $0.00001 par value per share.

Transitional Small Business Disclosure Format: YES X NO

TABLE OF CONTENTS

ITEM 1.  BUSINESS

3

ITEM 1A. RISK FACTORS

6

ITEM 2. DESCRIPTION OF PROPERTY

9

ITEM 3. LEGAL PROCEEDINGS

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

9

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

9

ITEM 6. SELECTED FINANCIAL DATA

12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

13

ITEM 8. FINANCIAL STATEMENTS

14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

28

ITEM 9A. CONTROLS AND PROCEDURES

28

ITEM 9B. OTHER INFORMATION

29

PART III

29

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

29

ITEM 11. EXECUTIVE COMPENSATION

31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

33

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

33

ITEM 15. EXHIBITS.

33

SIGNATURES

34

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

Certain factors that could cause Craft College's forward-looking statements not to be correct and cause Craft College's actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 1.  BUSINESS

(a) Business Development

Craft College Inc., is a Utah company incorporated on February 23, 2006, as a wholly owned subsidiary of American Media Systems Co. (AMS). Our registered office is located at 136 East South Temple, Suite 2100 Salt Lake City, UT 84111, and we maintain a corporate office at 101 Bourn Avenue, Suite E, Rockwall, Texas, 75087. Our telephone and fax numbers are 1-(866) 891-9672 and 1-(831) 851-9672, respectively and our corporate websites are www.craftcollege.com and www.go-flyfishing.com.

The business of Craft College was initially operated with limited success by our predecessor, American Media Systems Co. for eighteen months. All assets related to our operations were transferred to us by our predecessor in exchange for 100% of our common shares. These assets included two series of instructional DVDs, all inventories of finished DVDs, agency agreements with Brand Specialists and Memories Complete, and web sites associated with the two series. This transfer of assets was affected on February 23, 2006, the date of our incorporation.

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

On June 25, 2006 we completed a private placement of 5 million shares at $0.02 per share to Patricia Castillo, a former President.

On July 10, 2006 we filed an SB-2 registration statement with the Securities and Exchange Commission to register between 1,000,000 and 3,000,000 shares for sale at $0.25 per share. The registration statement was declared effective by the Securities and Exchange Commission on November 2nd, 2006. On April 25, 2007 we closed the placement and issued 1,007,200 shares pursuant to the registration statement. Our authorized capital is 50,000,000 common shares of which 6,757,200 common shares are issued and outstanding as of December 31, 2008.

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

Mentor Media is a six title DVD series on fly-fishing and fly tying techniques for still water and stream fly-fishing. Each DVD is a step by step "how-to" guide that shows viewers how to tie a variety of flies from fly fisherman and describes which flies to use depending on weather, location and feeding habits of local fisheries. The DVDs also include video shots of the insects so viewers can learn behavioural patterns and insect anatomy in order to better perfect both fly tying and fly fishing. The series is distributed through a limited number of retailers and through the Internet at our website www.go-flyfishing.com.

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

We have made one announcements regarding the pre-production of candle making, the next DVD in our Craft College series. The DVD is still in the pre-production phase.  We have decided to suspend any further DVD development until such time that we see sustained recovery of the current economic conditions.

Industry

We operate within the hobby and craft industry. The crafting sector is set to benefit from favorable demographics, particularly a more affluent baby boomer population, continued strength in investments in the home and an increasing focus on home-based, family activities. According to the executive summary of the most recent industry survey published by the Hobby Industry Association in 2002 the size of the craft market at that time was estimated in excess of $29 billion.

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

The market in which we sell our products is highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers along with a few regional chains. There are however several major chains including Wal-Mart, Michaels, Hobby Lobby, The Sports Authority, and Bass Pro Shops that make up a majority of the market share. Michaels is the biggest specialty craft store with approximately 10% of the market. Bass Pro Shops is the nation's leading outdoor sports retailer with approximately 50 Outdoor World stores throughout the east and south-east of the US and Canada. There are many different types of retailers in the hobby industry with the following categories making up the industry:

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

Media companies produce DVDs to target an already captive audience of purchasers of their trade magazines. Many of these companies specialize in niche areas within the hobby and craft industry and as these players move into the DVD market it will be difficult for us to compete. One example is Primedia, specializes in scrapbooking and card making. Primedia has a series of instructional DVDs marketed under the name Simple Starters. We also face competition from a large number of individual sport fishermen and small companies that make and sell their own instructional fly-fishing DVDs. A search on Google for the term "fly tying DVD" brought up 55,500 hits giving an indication of the number of people and companies selling products on the Internet. The majority of the DVDs for this segment retail for approximately $25.00 with prices ranging from approximately $19 to $35. It will be difficult for us to differentiate our product from the other products and suppliers in this market place.

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

ITEM 1A. RISK FACTORS

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

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2008 and 2007 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

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

To date we have generated limited revenues from operations and we will have additional capital requirements to continue our operations but they might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be impaired. As of December 31, 2008 we had working capital of $240,223. If we are unable to generate sufficient revenues to cover operating expenses or raise additional funds, we will unlikely establish or maintain our business operations. We currently have no other plans or arrangements to raise capital for our business.

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

Our management has limited experience in selling instructional DVDs. This lack of experience may result in sales significantly different from those projected. Our management has made projections and estimates based on their understanding of the business. They have limited experience in selling instructional DVDs and their lack of experience may lead to substantially lower revenues than projected.

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

Our officer spends only a portion of his time on our business. Mr. Passadore devotes approximately 50% of his time to the business of the company. He also has business interests and may establish future business interests that are similar to ours but do not involve us. A conflict of interest may arise between the best interests of our company and his best interest. In such a situation where a conflict of interest exists any decision by Mr. Passadore, which furthers the best interests of his other business interests, may be harmful to our business.

If we lose the services of our President and Director we will be left without management. Mr. Passadore has experience in product marketing and in particular retail marketing through major retailers. The loss of his services and knowledge of marketing will likely result in the failure of our business.

Mr. Passadore has limited experience in financial accounting. He has no prior public company experience and has limited experience in financial accounting. He will have to devote considerable time to the preparation of Exchange Act reporting documents and his lack of experience may result in errors. There can be no assurance that errors made will not reduce the value of your investment.

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

Our principal shareholder owns 74% of the shares in the company, allowing her to control the company's future direction. Our president controls all matters subject to stockholder's vote. See "Security Ownership of Certain Beneficial Owners and Management."

(c) Reports to security holders

This 10K is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at the SEC website (http://www.sec.gov).

ITEM 2. DESCRIPTION OF PROPERTY

The Company's registered offices are located at 136 East South Temple, Suite 2100 Salt Lake City, UT 84111. We currently maintain a corporate head office at 101 Bourn Avenue, Suite E, Rockwall, TX 75087.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares trade on the OTC Bulletin Board under the symbol CRAF. The shares became eligible for trading on December 22, 2008. No shares had been traded as of December 31, 2008 and as such no table of high/lows have been included in this report.

At March 20, 2009, there were 6,757,200 common shares issued and outstanding.

(b) Holders

At March 20, 2009, there were 71 holder of record.

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

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

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

Our securities consist of common stock with a par value of $0.00001 per share. Our authorized capital is 50,000,000 common shares of which 6,757,200 common shares are issued and outstanding as of March 20, 2009. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our primary shareholder currently beneficially owns 74% of the outstanding shares of the company's common stock and is in a position to control all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 43,242,800 common stock shares are authorized but unissued as of March 20, 2009. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Craft College by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Craft College.

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

Use of Proceeds from Registered Securities

The Company's SB-2 registration statement, file number 333-135661 was declared effective by the Securities and Exchange Commission on November 2, 2006. The offering closed on April 25, 2007 and 1,007,200 shares were issued for $ 251,800. The use of proceeds through December 31, 2008 are as follows:

Audit	$4,075
Advertising	507
Web site upgrade	1,162
Travel/trade shows	8,697
Working capital	20,192

ITEM 6. SELECTED FINANCIAL DATA

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(b) Results of Operations

For the year ended December 31, 2008 the Company realized revenues of $2,642 (2007 - $ 57,063), a gross loss of $3,312 (2007 – profit $50,528), and operating losses of $112,639 compared to operating income of $3,213 for the previous year. The major components to expenses faced by the Company for the year was consulting of $30,000 (2007 - $29,600), General and Administrative expenses $25,309 (2007 - $13,714), Professional fees of $7,967 (2007 - $2,567), and loss on foreign exchange $46,051 (2007 - $1,434). As of December 31, 2008 the Company had $308,290 in cash as compared to $382,849 at December 31, 2007. Total assets at December 31, 2008 were $308,580 (2007 - $391,729). Total liabilities as of December 31, 2008 were $68,357 (2007 - $29,790) and there was no long term debt at either year end.

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

At December 31, 2008 our current assets totaled $308,580 (2007 - $384,403). These assets consisted of $308,290 (2007 - $382,849) in cash, $nil (2007 - $295) in accounts receivable, and $290 (2007 - $1,259) in inventory. Our current liabilities at year end were $68,357 (2007 - $29,790). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 8. FINANCIAL STATEMENTS

CRAFT COLLEGE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Craft College, Inc.

We have audited the accompanying balance sheets of Craft College, Inc. (A Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Sechelt, Canada	"K R. Margetson Ltd."
March 27, 2009	Chartered Accountant

PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 1-877-874-9583
CANADA	E-MAIL: keith@krmargetson.com

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 308,290	$ 382,849
Accounts Receivable	-	295
Inventory (Note 3)	290	1,259

	308,580	384,403
DVD PRODUCTION COST (Note 5)	-	7,326

Total assets	$ 308,580	$ 391,729

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$ 18,357	$ 9,790
Due to related parties (Note 4)	50,000	20,000

Total Liabilities	68,357	29,790

STOCKHOLDERS’ EQUITY
COMMON STOCK (Note 6)
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
6,757,200	68	68
Additional Paid-in Capital	364,461	364,461
Donated Capital	88,641	88,641
Accumulated other comprehensive income	-	9,077
Deficit Accumulated During the Development Stage	(212,947)	(91,696)

Total Stockholders’ Equity	240,223	370,551

Total Liabilities and Stockholders’ Equity	$ 308,580	$ 400,341

Going Concern (Note1) The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			Accumulated from
	Year	Year	December 6, 2004
	ended	ended	(Date of Inception)
	December 31	December 31	December 31
	2008	2007	2008

REVENUE	$ 2,642	$ 57,063	$ 73,220

COST OF GOODS SOLD (Note 2(c))	(5,954)	(6,535)	(17,499)

GROSS PROFIT	(3,312)	50,528	55,721

EXPENSES
Consulting	30,000	29,600	112,774
Foreign Exchange	46,051	1,434	48,102
General and Administrative	25,309	13,714	62,356
Professional Fees	7,967	2,567	45,436

	(109,327)	(47,315)	(268,668)

Net income (loss) for the period	(112,639)	3,213	(212,947)

Other comprehensive income (loss)
Foreign currency adjustment	(9,077)	9,077	-

Comprehensive income (loss)	$ (121,716)	$ 12,290	$ (212,947)

Basic and diluted net loss per share	($0.02)	$0.00

Weighted average shares outstanding	6,757,200	6,437,104

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE INC.
(a development stage enterprise)
STATEMENT OF STOCKHOLDER'S EQUITY

For the period from inception on December 6, 2004 to December 31, 2008

						Deficit
					Accumulated	Accumulated
			Additional		other	During the	Total
	Common Stock		Paid-in	Donated	comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Capital	income	Stage	Equity(Deficiency)

Balance on December 06, 2004		$ -	$ -	$ -	$ -	$ -	$ -

Contributed Capital	-	-	-	675	-	-	675

Net loss for the period	-	-	-	-	-	(5,212)	(5,212)

Balance on December 31, 2004	-	-	-	675	-	(5,212)	(4,537)

Contributed Capital	-	-	-	55,323	-	-	55,323

Net loss for the year	-	-	-	-	-	(52,500)	(52,500)

Balance on December 31, 2005	-	-	-	55,998	-	(57,712)	(1,714)

Contributed Capital	-	-	-	23,043	-	-	23,043

Issue of 750,000 common shares for
assets at $0.017 per share on February 23, 2006	750,000	8	12,721	-	-	-	12,729

Issue of 5,000,000 common shares
for cash at $0.02 per share on
June 25, 2006	5,000,000	50	99,950	-	-	-	100,000

Net loss for the year	-	-	-	-	-	(45,809)	(45,809)

Balance on December 31, 2006	5,750,000	58	112,671	79,041	-	(103,521)	88,249

Contributed Capital	-	-	-	9,600	-	-	9,600

Issue of 1,007,200 common shares
for cash at $0.25 per share on
April 25, 2007	1,007,200	10	251,790	-	-	-	251,800

Net income for the year	-	-	-	-	-	3,213	3,213
Foreign currency translation	-	-	-	-	9,077	-	9,077

Balance on December 31, 2007	6,757,200	68	364,461	88,641	9,077	(100,308)	361,939

Net loss for the year	-	-	-	-	-	(112.639)	(112,639)
Foreign currency translation	-	-	-	-	(9,077)	-	(9,077)

Balance on December 31, 2008	6,757,200	$ 68	$364,461	$88,641	-	$ (212,947)	$ 240,223

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Accumulated from
	Year	Year	December 06, 2004
	ended	ended	(Date of Inception)
	December 31	December 31	to December 31
	2008	2007	2008

OPERATING ACTIVITIES
Gain (loss) from operations	$ (112,639)	$ 3,213	$ (212,947)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	-	9,600	62,775
Amortization of deferred DVD production costs		268	1,669
Contributions by American Media Systems Co.	-	-	33,494
Impairment of deferred DVD production costs	7,326		7,326
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	8,567	(10,668)	18,358
Accrued liabilities	-	(6,000)	-
Accounts receivable	295	561	-
Inventory	969)	3,469	(290)

Cash Provided by Operating Activities	(95,482)	443	(89,313)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	251,800	351,800
Advances from related parties	30,000	20,000	50,000

Net Cash Provided By Financing Activities	30,000	271,800	401,800

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

Net Cash Used In Investing Activities	-	-	(4,197)

INCREASE IN CASH AND CASH EQUIVALENTS	(65,482)	272,243	308,290

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(9,077)	9,077	-

CASH AT BEGINNING OF PERIOD	382,849	101,529	-

CASH AT END OF PERIOD	$ 308,290	$ 382,849	$ 308,290

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange (gain) loss	$ 46,051	$ 1,434	$ 48,102

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ -	$ 9,600	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ -	$ 12,728

The accompanying notes are an integral part of these financial statements.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

Organization and business

Craft College, Inc. (the “Company”) was incorporated on February 23, 2006 in the State of Utah. Effective February 23, 2006, the Company acquired the operations and assets related to the craft and hobby instructional DVD business segment of American Media Systems Co., a Nevada corporation. In this transaction, American Media Systems Co. sold its intellectual property, inventory of DVDs, and two contracts relating to this business in consideration of the issuance of 750,000 common shares, representing all the issued and outstanding shares of the Company. As a result of this transaction, the Company became a wholly owned subsidiary of American Media Systems Co. American Media Systems Co. is considered the "Predecessor" of the Company.  On May 31, 2006 American Media Systems Co. sold its ownership of the Company and ceased any formal relationship.

The financial statements of Craft College Inc. include the administrative cost of the business operations of its Predecessor from its inception on December 6, 2004 to the legal formation of Craft College Inc. on February 23, 2006 to the extent that the operations related to the craft and hobby instructional DVD segment (the "Craft College" segment) of the Predecessor. These operations are considered a contribution by the Predecessor to the Company's current operations and have been recognized as donated capital.

American Media Systems Co.'s initial business was the Craft College business. From April of 2005 American Media Systems Co. started providing aerial cinematography and production work as a second business segment. Since that date the Predecessor's management allocated its time and the Predecessor's resources equally between the two business segments. Based on this, all of American Media Systems Co.'s general and administrative expenses prior to April of 2005 have been recognized by the Company and starting April of 2005 until February 23, 2006, 50% of the Predecessors general and administrative expenses were recognized by the Company. During that period, the Predecessor's accounts receivable have been recognized when the sale that generated the accounts receivable was related to the Craft College business segment; its accounts payable have been recognized on the same terms as the corresponding general and administrative expenses. Depreciation expenses are recognized by Craft College when the underlying assets have been acquired from its Predecessor. All direct general and administrative expenses of the Predecessor that do not relate directly to Craft College Inc. have not been included in these financial statements. Those assets that Craft College purchased from its Predecessor are fully recognized in these financial statements (see Note 5).

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

DECEMBER 31, 2008

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2008 the Company did not have any cash equivalents (2007 – $nil).  As at December 31, 2008, $81,660 was deposited in accounts that were federally insured (2007 - $101,200).

(c) Inventory

Inventories are priced at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.  During the year, management provided for slow moving inventory in the amount of $1,282 and increased the cost of goods sold accordingly.

(d) Revenue Recognition

The Company recognizes revenue when the following criteria have been met:

i. The Company has obtained a contract or a written request from the customer;

ii. The Customer takes ownership and assumes risk of loss

iii. The Company is reasonably assured that the revenue is collectible.

(e) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $nil for the period ended December 31, 2008, (2007 - $507).

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Stock-Based Compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2008 the Company has not issued any stock options or similar equity instruments.

(g) Basic and Diluted Net Income (Loss) per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” and International Accounting Standards IAS 33.  Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

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

(j) Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and due to related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. In the estimation of management, the company is not exposed to significant interest, credit, or currency risk.

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

DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l) Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," among other items, establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management determined that the Company's long-lived asset, Deferred DVD Production Costs, were impaired as at December 31, 2008.  See Note 2(n)

(m) Intellectual Property

Intellectual property was recorded at cost. It was written down to its net realizable value when it is determined that its carrying value exceeded the estimated future benefits to the Company.

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

During the year, management adjusted its estimate of future cash flows from its craft instructional DVDs and determined the carrying amount of the asset would not be recoverable by future DVD sales.  An impairment loss of $7,326 was recognized in the Company and included in general and administrative expenses.

(o) Shipping and Handling Costs

Shipping and handling costs are classified as cost of goods sold and charged to operations in the period that the associated revenue is recognized.

(p) Accounts Receivables

Accounts receivables are reviewed on an account by account basis for non-recoverability. Delinquent receivables are charged to operations when management has exhausted all practical means of recovering outstanding funds. There were no amounts charged to operations in the year ended December 31, 2008 (2007 - $Nil) on account of estimated non-recoverable accounts receivable.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q) Foreign Currency Translations

The Company's functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses arising from foreign currency transactions are included in the determination of net income for the respective periods.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholder’s equity.

(r) Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”,  which is effective for the Company as of its inception.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.  At December 31, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(s) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of SFAS 141(R) on its financial statements but does not expect it to have a material effect.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(s) Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS160 on its financial statements but does not expect it to have a material effect.

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently reviewing the provisions of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS 162, “The hierarchy of Generally Accepted Accounting Principles”  (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the frame work for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently reviewing the provisions of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60” (“SFAS 163”.  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently reviewing the provisions of SFAS 163 on its financial statements but does not expect it to have a material effect.

NOTE 3 - INVENTORY

As  at December 31, 2008 and 2007, inventory consists of educational craft and hobby DVDs and has been classified as finished goods.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the year ended December 31, 2008, the Company received $Nil of donated consulting services from its President (2007 $9,600).

(ii) As of December 31, 2008, the Company owes $50,000 to the President of the Company for consulting services (2008 - $30,000, which is comprised of $42,500 and $7,500 owed to the previous and current Presidents respectively).  The amounts are non interest bearing, without stated repayment terms and unsecured.

The transactions between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 5 - DEFERRED DVD PRODUCTION COSTS

	December 31,			December 31,
	2008			2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Knitting DVD production costs	0.00	0.00	0.00	8,995	1,669	7,326

	0.00	0.00	0.00	8,995	1,669	7,326

NOTE 6 - COMMON STOCK

During the year ended December 31, 2007, the Company completed its initial public offering by issuing 1,007,200 shares at a price of $0.25 per share for total proceeds of $251,800.

During the year ended December 31, 2006, the Company issued 5,750,000 common shares; 5,000,000 to the previous President of the Company for total consideration of $100,000 and 750,000 to American Media Systems Co, the predecessor company, in consideration for DVD inventory, deferred DVD production costs, and intellectual property with total values of $4,511, $8,215, and $2, respectively. The assets are recorded at the parent company's carrying value, determined under generally accepted accounting principles in the United States of America.

There are no shares subject to warrants, options or other agreements as at December 31, 2008.

CRAFT COLLEGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 7 - INCOME TAXES

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

			Cumulative from
			Inception on
			December 6, 2004
			through
	December 31,	December 31,	December 31,
	2008	2007	2008

Net income (loss) for the period	$ (112,639)	$ 3,213	$ (212,947)

Statutory and effective tax rates	35%	35%	35%

Income taxes expense (recovery) at the
effective tax rate	$ (39,424)	$ 1,125	$ (74,531)

Permanent timing difference:
Donated services	-	3,360	31,023
Reserve for exchange loss (gain)	17,630	(1,233)	17,630
Tax losses carryforward deferred (recognized)	21,794	(3,252)	25,878

Corporate income tax expense and
corporate income taxes payable	$ -	$ -	$ -

As at December 31, 2008 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below.  A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31,	December 31,
	2008	2007

Tax loss carryforward	$ 25,878	$ 5,544

Reserve for exchange loss (gain)	17,630	(1,233)

Less: valuation allowance	(43,508)	(4,311)

Deferred tax asset	$ -	$ -

The change in the valuation allowance during the year was $39,197.

As at December 31, 2008, the Company had $73,936 in tax losses, expiring by 2028.

.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Name	Age	Position

Dario Passadore	39	President, Chief Executive Officer, Chief Financial Officer, and Director

Term of Office

Mr. Passadore has been a director of the company since June 2, 2006 and was elected for a term of one year.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended December 31, 2008 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We do not currently have employment agreement with our executive officer, but expect to sign an employment agreement with him in the next approximately twelve (12) months. To date no officer or director has drawn any salary and neither Mr. Passadore nor any other person will be compensated in the future for past services. We do not currently have a stock option plan.

Annual Compensation
(a)	(b)	(c)	(d)	(e)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Patricia Castillo former President, CEO & Director	2008 2007	22,500 20,000	Nil Nil	Nil Nil

Dario Passadore, President, CEO, CFO & Director	2008 2007	7,500 Nil	Nil Nil	Nil Nil

Option/SAR Grants

There were no option/SAR Grants during the 2008 or 2007 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2008 or 2007 fiscal years and there are no stock options outstanding at December 31, 2008 or at the date of this report.

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

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dario Passadores President, CEO, CFO & Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of March 20, 2009, we had an authorized share capital of 50,000,000 common shares with a par value of $0.00001 per share of which 6,757,200 shares are issued and outstanding.

The following table sets forth, as of March 20, 2009, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Title of class (1)	Name and address of beneficial owner (2)	Amount and nature of beneficial owner (3)	Percent of class (4)

Common	Patricia Castillo 101 Bourn Avenue, Suite E, Rockwall, TX 75087	5,000,000	74%

Common	Dario Passadore 101 Bourn Avenue, Suite E, Rockwall, TX 75087	0	0

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Transactions with Promoter

In addition to his position in our management, Mr. Passadore is also our only promoter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our registration statement on Form SB-2 and the audit of our annual financial statements for the fiscal years ending December 31, 2007 and  2008 were $2,392 and $7,780 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2008.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December  31, 2007 and 2008 were $0.

ITEM 15. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Specimen Stock Certificate (1)
10.1	Agency agreement with Brand Specialists LLC (1)
10.2	Agency agreement with Memories Complete (1)
14.1	Code of ethics (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit committee charter (2)

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-135661.

(2) Incorporated herein by reference from our Form 10-KSB for the year ending December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Craft College Inc.

(Registrant)

Date:	March 26, 2009	By:	DARIO PASSADORE

Dario Passadore, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.