Form 10-Q
period 2009-03-31
Craft College Inc
filed 2009-05-15
CIK 1364544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.00001 par value per share: 6,757,200 outstanding as of  May 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	March 31	December 31
	2009	2008
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 292,175	$ 308,290
Accounts Receivable	947	-
Inventory (Note 3)	445	290

Total assets	$ 293,567	$ 308,580

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$ 13,975	$ 18,357
Accrued liabilities	5,300	-
Due to related party (Note 4)	57,500	50,000

Total Liabilities	76,775	68,357

STOCKHOLDERS’ EQUITY
COMMON STOCK (Note 5)
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
6,757,200	68	68
Additional Paid-in Capital	364,461	364,461
Donated Capital	88,641	88,641
Deficit Accumulated During the Development Stage	(236,378)	(212,947)

Total Stockholders’ Equity	216,792	240,223

Total Liabilities and Stockholders’ Equity	$ 293,567	$ 308,580

Going Concern (Note1)

The accompanying notes are an integral part of these financial statements
F-1

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			Accumulated from
	Three months	Three months	December 6, 2004
	ended	ended	(Date of Inception)
	March 31	March 31	to March 31
	2009	2008	2009

REVENUE	$ 1,149	$ 1,211	$ 74,369

COST OF GOODS SOLD	(1,819)	(1,799)	(19,318)

GROSS PROFIT	(670)	(588)	55,051

EXPENSES
Consulting	7,500	7,500	120,274
Foreign Exchange	5,097	2,403	53,199
General and Administrative	2,780	3,034	65,136
Professional Fees	7,384	5,487	52,820

	(22,761)	(18,424)	(291,429)

Net income (loss) for the period	$ (23,431)	$ (19,012)	$ (236,378)

Basic and diluted net loss per share	($0.00)	$0.00

Weighted average shares outstanding	6,757,200	6,757,200

The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Accumulated from
	Three months	Three months	December 06, 2004
	ended	ended	(Date of Inception)
	March 31	March 31	to March 31
	2009	2008	2009

OPERATING ACTIVITIES
Gain (loss) from operations	$ (23,431)	$ (19,012)	$ (236,378)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	-	-	62,775
Amortization of deferred DVD production costs	-	-	1,669
Contributions by American Media Systems Co.	-	-	33,494
Impairment of deferred DVD production costs	-	-	7,326
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	(4,382)	3,772	13,976
Accrued liabilities	5,300	5,300	5,300
Accounts receivable	(947)	(654)	(947)
Inventory	(155)	(60)	(445)

Cash Provided by Operating Activities	(23,615)	(10,654)	(112,928)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	351,800
Advances from related parties	7,500	7,500	57,500

Net Cash Provided By Financing Activities	7,500	7,500	409,300

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

Net Cash Used In Investing Activities	-	-	(4,197)

INCREASE IN CASH AND CASH EQUIVALENTS	(16,115)	(3,154)	292,175

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	-	(9,077)	-

CASH AT BEGINNING OF PERIOD	308,290	382,849	-

CASH AT END OF PERIOD	$ 292,175	$ 370,618	$ 292,175

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange (gain) loss	$ 5,097	$ 2,403	$ 53,199

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ -	$ -	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ -	$ 12,728

The accompanying notes are an integral part of these financial statments

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 1 – INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

a)           Basis of Presentation and Fiscal Year

These financial statements and related noted are presented in accordance with accounting principles accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is December 31.

b)           Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.  Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 3 - INVENTORY

Finished goods inventory as at March 31, 2009 consists of educational craft and hobby DVDs and have been classified as finished goods.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the quarter ended March 31, 2009, the President charged the Company $7,500 for consulting services (2008 $7,500 to the former President).

(ii) As of March 31, 2009, the Company owes $15,000 to the President of the Company for consulting services and $42,500 to its former president who resigned as an Officer and Director of the Company October 20, 2008. The debts are non-interest bearing and have no stated repayment terms.

(iii). As of March 31, 2009 the Company owes $2,126 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company for accounting and secretarial services.

The transactions between the Company and the related parties were consummated at the price agreed upon by the parties.

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

There are no shares subject to warrants, options or other agreements as at March 31, 2009.

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

Employees and Consultants

The Registrant has no employees. The company's CEO, Dario Passadore is retained as a consultant.

Results of Operations.

During the three months ending March 31, 2009 we realized sales of $1,149 (2008 - $ 1,211) and gross margin of negative $670 (2008 – negative $588). Our revenues are generated from the sale of instructional DVDs.

During the three months ending March 31, 2009, we incurred a loss from operations of $23,431 (2008 - $19,012). The major components to expenses faced by the company during the three months were consulting fees of $7,500 (2008 - $7,500) and professional fees of $7,384 (2008 - $5,487). The balance of our expenses during the three months have been general and administrative of $2,780 (2008 - $3,034), and foreign exchange loss of $5,097 (2008 - $2,403).

As of March 31, 2009 the Company has current assets of $293,567 compared to $308,580 at December 31, 2008. The Company further has current liabilities of $76,775 compared to $68,357 at December 31, 2008. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

Our future growth and success will be dependent on our ability to develop and produce products that are entertaining and educational and that we are able to secure distribution channels through various retail chains. If we cannot succeed in developing distribution channels and generate sales then our prospects for chains. If we cannot succeed in developing distribution channels and generate sales then our prospects for growth are substantially undermined. Without additional capitalization our capacity to survive as a going concern, much less achieve growth, is doubtful.

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

Our specific goal is to expand the distribution of our product through retailers, through our web sites and through other non-proprietary web sites. With the funds we currently have our priority of expenditures is to pay rent, legal, audit and transfer agent fees and those fees related to our Exchange Act reporting obligations. Second to secure additional agency agreements and distribution channels through retailers, third to market our product over the Internet, and forth to participate in trade shows.

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

Recent accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.  Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25th, 2006 we completed an offering for of 5,000,000 shares of our common stock at a price of $0.02 per share to our former president. We completed the offerings pursuant to Regulation S of the Securities Act. She represented to us that she was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. She represented her intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued in accordance with Regulation S and the transfer agent affixed the appropriate legends. The executive officer had adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted.

The Company's SB-2 registration statement, file number 333-135661 was declared effective by the Securities and Exchange Commission on November 2, 2006. The offering has commenced, and closed on April 25, 2007. A total of $251,800 was raised. The following schedule details the use of proceeds since the closing of the financing.

Audit	$10,871
Advertising	507
Web site	1,200
Travel/trade shows	9,354
Working capital	27,021

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

(b) Reports on Form 8-K filed during the quarter.

On January 29, 2009, the Company filed an 8-K under item 5.02 announcing the appointment of Heather Grant as corporate secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Craft College Inc. (Registrant)

Dated: May 13, 2009	BY:	DARIO PASSADORE Dario Passadore Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.