Form 10-Q
period 2009-06-30
Craft College Inc
filed 2009-08-13
CIK 1364544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.00001 par value per share: 6,757,200 outstanding as of August 11, 2009.

CRAFT COLLEGE, INC.
(A Development Stage Company)
BALANCE SHEET

	June 30	December 31
	2009	2008
	(unaudited)	(audited)

ASSETS

Current assets
Cash and cash equivalents	$ 306,167	$ 308,290
Accounts Receivable	682	-
Inventory (Note 3)	436	290

Total assets	$ 307,285	$ 308,580

LIABILITIES

Current liabilities
Accounts payable	11,683	18,357
Accrued liabilities	6,200	-
Due to related party (Note 4)	65,000	50,000

Total Liabilities	82,883	68,357

STOCKHOLDER'S EQUITY
COMMON STOCK (Note 5)
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
6,757,200	68	68
Additional Paid-in Capital	364,461	364,461
Donated Capital	88,641	88,641
Deficit Accumulated During the Development Stage	(228,768)	(212,947)

Total Stockholders’ Equity	224,402	240,223

Total Liabilities and Stockholders’ Equity	$ 307,285	$ 308,580

Going Concern (Note 1)
The accompanying notes are an integral part of these financial statements

CRAFT COLLEGE, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

					Accumulated from
	Six months	Six months	Three months	Three months	December 6, 2004
	ended	ended	ended	ended	(Date of Inception)
	June 30	June 30	June 30	June 30	June 30
	2009	2008	2009	2008	2009

REVENUE	$ 1,928	$ 1,489	$ 779	$ 278	$ 75,148

COST OF GOODS SOLD	(2,197)	(2,548)	(378)	(749)	(19,696)

GROSS PROFIT	(269)	(1,059)	401	(471)	55,452

EXPENSES
Consulting	15,000	7,500	7,500	7,500	127,774
Foreign Exchange	(13,195)	(2,242)	(18,292)	(2,242)	34,907
General and Administrative	5,220	1,698	2,440	1,698	67,576
Professional Fees	8,527	803	1,143	803	53,963

	(15,552)	(26,183)	7,209	(7,759)	(284,220)

Net income (loss) for the period	$ (15,821)	$ (27,242)	$ 7,610	$ (8,230)	$ (228,768)

Basic and diluted net loss per share	($0.00)	($0.00)	($0.00)	($0.00)

Weighted average shares outstanding	6,757,200	6,757,200	6,757,200	6,757,200

CRAFT COLLEGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Accumulated from
	Six months	Six months	December 06, 2004
	ended	ended	(Date of Inception)
	June 30	June 30	to June 30
	2009	2008	2009

OPERATING ACTIVITIES
Gain (loss) from operations	$ (15,821)	$ (27,242)	$ (228,768)

Items not requiring cash outlay
Website design and programming	-	-	300
Consulting	-	-	62,775
Amortization of deferred DVD production costs	-	-	1,669
Contributions by American Media Systems Co.	-	-	33,494
Impairment of deferred DVD production costs	-	-	7,326
Impairment of technology	-	-	2

Cash provided by (used in) changes in operating assets and liabilities
Accounts payable	(6,674)	137	11,684
Accrued liabilities	6,200	6,103	6,200
Accounts receivable	(682)	295	(682)
Inventory	(146)	(143)	(436)

Cash Provided by Operating Activities	(17,123)	(20,850)	(106,436)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	351,800
Advances from a related party	15,000	15,000	65,000

Net Cash Provided By Financing Activities	15,000	15,000	416,800

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(4,195)

Net Cash Used In Investing Activities	-	-	(4,197)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,123)	(5,850)	306,167

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	-	(9,077)	-

CASH AT BEGINNING OF PERIOD	308,290	382,849	-

CASH AT END OF PERIOD	306,167	367,922	306,167

SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOWS INFORMATION
Interest expense	-	-	8
Taxes	-	-	-
Foreign exchange (gain) loss	(13,195)	161	34,907

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Donated services	$ -	$ -	$ 88,641

Purchase of assets in exchange for 750,000 of the Company's
common stock at a price of $0.017 per common share	$ -	$ -	$ 12,728

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 - INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

a)           Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is December 31.

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

NOTE 3 - INVENTORY

Finished goods inventory as at June 30, 2009 consists of educational craft and hobby DVDs and have been classified as finished goods.

CRAFT COLLEGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the six month period ended June 30, 2009, the President charged the Company $15,000 for consulting services (2008 $15,000 to the former President).

(ii) As of June 30, 2009, the Company owes $22,500 to the President of the Company for consulting services and $42,500 to its former President who resigned as an Officer and Director of the Company October 20, 2008. The debts are non-interest bearing and have no stated repayment terms.

(iii) As of June 30, 2009 the Company owes $1,984 to Aide-de-Camp Services, a company wholly owned by the Secretary of the Company, for accounting and secretarial services.

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

There are no shares subject to warrants, options or other agreements as at June 30, 2009.

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

Our registered office is located at 136 East South Temple, Suite 2100 Salt Lake City, UT 84111 and we maintain a corporate office at 101 Bourn Avenue, Suite E, Rockwall TX, 75087. Our telephone number is 1-866-891-9672 and our websites are www.craftcollege.com and www.go-flyfishing.com.

Employees and Consultants

The Registrant has no employees. The company's CEO, Dario Passadore is retained as a consultant.

Results of Operations.

During the six months ending June 30, 2009 we realized sales of $1,928 (2008 $ 1,489) and gross margin of negative $269 (2008 – negative $1,059). Our revenues are generated from the sale of instructional DVDs.

During the six months ending June 30, 2009, we incurred a loss from operations of $15,821 (2008 - $27,242). The major components to expenses faced by the company during the six months were consulting fees of $15,000 (2008 - $15,000) and professional fees of $8,527 (2008 - $6,290). The balance of our expenses during the six months have been general and administrative of $5,220 (2008 - $4,732). For the six month period there was a foreign exchange gain of $13,195 (2008 - negative $161).

As of June 30, 2009 the Company has current assets of $307,285 compared to $308,580 at December 31, 2008. The Company further has current liabilities of $82,883 compared to $68,357 at December 31, 2008. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Our specific goal is to expand the distribution of our product through retailers, through our web sites and through other non-proprietary web sites.  With the funds we currently have our priority of expenditures is to pay rent, legal, audit and transfer agent fees and those fees related to our Exchange Act reporting obligations. Second to secure additional agency agreements and distribution channels through retailers, third to market our product over the Internet, and forth to participate in tradeshows.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30,  2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Audit	$ 11,771
Advertising	507
Web site	1.311
Travel/trade shows	9,354
Working capital	29,245

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Specimen Stock Certificate (1)
10.1	Agency agreement with Brand Specialists LLC (1)
10.2	Agency agreement with Memories Complete (1)

14.1	Code of ethics (20
31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Financial Officer)

(1)	Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No.333-135661.

(2)	Incorporated herein by reference from our Form 10-KSB for the year ending December 31, 2006.

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Craft College Inc.
(Registrant)

Dated: August 11, 2009	BY:	DARIO PASSADORE Dario Passadore
Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.